Form 10-Q
period 2017-09-30
AKCEA THERAPEUTICS, INC.
filed 2017-11-07
CIK 1662524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

617-207-0202
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The number of shares of common stock outstanding as of November 1, 2017 was 66,541,629.

AKCEA THERAPEUTICS, INC.
FORM 10-Q

TRADEMARKS

Akcea TherapeuticsTM is a trademark of Ionis Pharmaceuticals, Inc.

Ionis PharmaceuticalsTM is a trademark of Ionis Pharmaceuticals, Inc.

AKCEA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,366	$7,857
Short-term investments	175,765	—
Contracts receivable	500	—
Other current assets	1,249	1,209
Total current assets	287,880	9,066
Property, plant and equipment, net	104	177
Licenses, net	1,251	1,341
Deposits and other assets	114	100
Total assets	$289,349	$10,684

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,012	$476
Payable to Ionis Pharmaceuticals, Inc.	9,501	24,355
Accrued compensation	2,307	2,505
Accrued liabilities	3,452	1,041
Current portion of deferred revenue	54,043	—
Other current liabilities	2,142	33
Total current liabilities	73,457	28,410
Long-term portion of deferred rent	14	21
Long-term portion of deferred revenue	18,035	—
Total liabilities	91,506	28,431
Stockholders' equity (deficit):
Series A convertible preferred stock, $0.001 par value; 40,000,000 and 28,884,540 shares authorized, no and 28,884,540 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively; aggregate liquidation value of $0 and $610,304 as of September 30, 2017 and December 31, 2016, respectively	—	100,000
Common stock, $0.001 par value; 100,000,000 shares authorized, 66,541,629 and no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	67	—
Additional paid-in capital	459,050	56,936
Accumulated other comprehensive loss	(222)	(21)
Accumulated deficit	(261,052)	(174,662)
Total stockholders' equity (deficit)	197,843	(17,747)
Total liabilities and stockholders' equity (deficit)	$289,349	$10,684

See accompanying notes.

AKCEA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Research and development revenue under collaborative agreements	$13,449	$—	$37,173	$—
Total revenue	13,449	—	37,173	—

Expenses:
Research and development	17,640	17,005	100,921	39,739
General and administrative	8,373	2,897	19,963	9,911
Total operating expenses	26,013	19,902	120,884	49,650

Loss from operations	(12,564)	(19,902)	(83,711)	(49,650)

Other income (expense):
Investment income	760	93	1,118	270
Interest expense	(224)	—	(1,731)	—

Loss before income tax expense	(12,028)	(19,809)	(84,324)	(49,380)

Income tax expense	(2,066)	—	(2,066)	—

Net loss	$(14,094)	$(19,809)	$(86,390)	$(49,380)

Net income (loss) per share of preferred stock, basic and diluted	$0.05	$(0.69)	$(1.77)	$(1.71)
Weighted-average shares of preferred stock outstanding, basic and diluted	5,651,323	28,884,540	21,055,031	28,884,540
Net loss per share of common stock, basic and diluted	$(0.27)	$—	$(2.72)	$—
Weighted-average shares of common stock outstanding, basic and diluted	53,522,615	—	18,036,925	—

See accompanying notes.

AKCEA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(14,094)	$(19,809)	$(86,390)	$(49,380)
Unrealized gains (losses) on investments, net of tax	(86)	(31)	(113)	52
Currency translation adjustment	(52)	—	(88)	—
Comprehensive loss	$(14,232)	$(19,840)	$(86,591)	$(49,328)

See accompanying notes.

AKCEA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(86,390)	$(49,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82	5
Amortization of licenses	89	89
Amortization of premium on investments, net	312	155
Non-cash interest expense for line of credit with Ionis Pharmaceuticals, Inc.	1,731	—
Non-cash sublicensing expense	33,394	—
Stock-based compensation expense	11,814	7,683
Changes in operating assets and liabilities:
Contracts receivable	(500)	—
Other current and long-term assets	(1,160)	56
Accounts payable	897	(43)
Payable to Ionis Pharmaceuticals, Inc.	(48,248)	37,385
Accrued compensation	(198)	228
Deferred rent	(5)	26
Accrued liabilities	2,382	(10)
Income taxes payable	2,049	—
Deferred revenue	72,079	—
Net cash used in operating activities	(11,672)	(3,806)

Investing activities:
Purchases of short-term investments	(219,179)	(16,639)
Proceeds from sale of short-term investments	42,988	9,520
Purchases of property, plant and equipment	(9)	(58)
Net cash (used in) provided by investing activities	(176,200)	(7,177)

Financing activities:
Proceeds from issuance of common stock, net of underwriters' discount	135,438	—
Proceeds from sale of common stock to Novartis in private placement	50,000	—
Proceeds from line of credit from Ionis Pharmaceuticals, Inc.	106,000	—
Offering costs paid	(1,057)	(880)
Net cash provided by (used in) financing activities	290,381	(880)

Net increase (decrease) in cash and cash equivalents	102,509	(11,863)
Cash and cash equivalents at beginning of period	7,857	29,389
Cash and cash equivalents at end of period	$110,366	$17,526

Supplemental disclosures of non-cash financing activities:
Unpaid deferred offering costs	$638	$51
Conversion of line of credit from Ionis Pharmaceuticals, Inc. into common stock	$107,731	$—

In conjunction with our initial public offering (Note 9), the line of credit with Ionis Pharmaceuticals Inc., together with accrued interest, totaling $107,731 was converted into 13,438,339 shares of our common stock and all of the Series A convertible preferred stock was converted into 28,884,540 shares of our common stock.

See accompanying notes.

AKCEA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

1.	Basis of Presentation and Organization

We prepared the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 on the same basis as the audited financial statements for the year ended December 31, 2016. We included all normal recurring adjustments in the financial statements which we considered necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2016 included in our final prospectus dated July 13, 2017, filed with the Securities and Exchange Commission, or SEC, on July 14, 2017 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act.

In the condensed consolidated financial statements we include the accounts of Akcea Therapeutics, Inc. ("we," "our," and "us") and our wholly owned subsidiaries: Akcea Therapeutics UK Ltd., or Akcea UK, (formed in August 2016), Akcea Intl Ltd., or Akcea Intl, (formed in February 2017), Akcea Therapeutics Canada, Inc., or Akcea Canada (formed in May 2017), and Akcea Therapeutics France SAS (formed in September 2017). We incorporated in Delaware in December 2014. We were organized by Ionis Pharmaceuticals, Inc., or Ionis, to focus on developing and commercializing drugs to treat patients with serious cardiometabolic diseases caused by lipid disorders. On July 19, 2017, we completed our initial public offering, or IPO. As of the date of these financial statements, Ionis is our majority shareholder at 68%. Prior to our IPO, we were wholly owned by Ionis.  All intercompany transactions and balances were eliminated in consolidation.

2.	Significant Accounting Policies

Revenue Recognition

We recognize revenue when we have satisfied all contractual obligations and we are reasonably assured of collecting the resulting receivable. We may be entitled to bill our customers and receive payment from our customers in advance of recognizing the revenue. In the instances in which we receive payment from our customers in advance of recognizing revenue, we will include the amounts of unrecognized revenue in deferred revenue on our consolidated balance sheet.

Research and development revenue under collaborative agreements

Arrangements with multiple deliverables

Our strategic collaboration, option and license agreement, or collaboration agreement, with Novartis, which we entered into in January 2017, contains multiple elements, or deliverables, including options to obtain licenses to drugs, research and development services and manufacturing services. Therefore, we accounted for the collaboration under the multiple deliverables guidance.

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

We entered into the collaboration agreement with Novartis to develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the collaboration agreement, we received a $75.0 million upfront payment. For each drug, we are responsible for completing a Phase 2 program, conducting an end-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, and delivering active pharmaceutical ingredient, or API. Under the collaboration agreement, Novartis has an exclusive option to further develop and commercialize each of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. If Novartis exercises an option for one of these drugs, it will pay us a license fee and will assume all further global development, regulatory and commercialization activities for the licensed drug. We are also eligible to receive a development milestone payment, milestone payments if Novartis achieves pre-specified regulatory milestones, commercial milestones and tiered royalties on net sales from each drug under the collaboration.

Under the SPA, Novartis purchased 1.6 million shares of Ionis' common stock for $100.0 million in the first quarter of 2017 and paid a premium over the weighted average trading price at the time of purchase. Additionally in July 2017, Novartis purchased $50.0 million of our common stock in a separate private placement concurrent with the completion of our IPO. Our IPO is discussed in Note 9, Initial Public Offering.

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

Identifying deliverables and units of accounting

We evaluate the deliverables in a collaboration agreement to determine whether they meet the criteria to be accounted for as separate units of accounting or whether they should be combined with other deliverables and accounted for as a single unit of accounting. When the delivered items in an arrangement have "stand-alone value" to the customer, we will account for the deliverables as separate units of accounting. Delivered items have stand-alone value if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis. For example, our Novartis collaboration and SPA have multiple elements. We evaluated the deliverables in the Novartis collaboration when we entered into the agreements and determined that certain deliverables have stand-alone value.

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

We determined that our portion of the allocable arrangement consideration for the Novartis collaboration was $108.4 million, comprised of the following:

●	$75.0 million from the upfront payment we received;
●	$28.4 million for the premium paid by Novartis, which represents the excess of the fair value Ionis received from Novartis' purchase of Ionis' stock at a premium in the first quarter of 2017; and
●	$5.0 million for the premium Novartis would have paid to purchase Ionis' stock if we did not complete our IPO within 15 months from the inception of the agreement.

We are recognizing the $75.0 million upfront payment plus the premium paid by Novartis from its purchase of Ionis' stock and the premium associated with Novartis' obligation to purchase Ionis' stock if we did not complete our IPO because we are the party providing the services and API under the collaboration agreement.

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

Milestone payments

Our Novartis collaboration agreement contains contractual milestone payments that relate to the achievement of pre-specified development, regulatory and commercialization events. These three categories of milestone events - development, regulatory and commercialization - reflect the three stages of the life-cycle of our drugs, which we describe in more detail in the following paragraphs.

The designation of a development candidate is the first stage in the life-cycle of our drugs. A development candidate is a chemical compound that has demonstrated the necessary safety and efficacy in preclinical animal studies to warrant further study in humans.

During the first step of the development stage, we or our partner study our drugs in Investigational New Drug, or IND,-enabling studies, which are animal studies intended to support an IND application and/or the foreign equivalent. An approved IND allows us or our partners to study our development candidate in humans. If the regulatory agency approves the IND, we or our partners initiate Phase 1 clinical trials in which we typically enroll a small number of healthy volunteers to ensure the development candidate is safe for use in patients. If we or our partners determine that a development candidate is safe based on Phase 1 data, we or our partners initiate Phase 2 studies that are generally larger studies in patients with the primary intent of determining the preliminary efficacy and safety of the development candidate.

The final step in the development stage is Phase 3 studies to gather the necessary safety and efficacy data to request marketing authorization from the FDA and/or foreign equivalents. The Phase 3 studies typically involve large numbers of patients and can take up to three to five years to complete.

If the data gathered during the trials demonstrates acceptable safety and efficacy results, we or our partners will submit an application to the FDA and/or its foreign equivalents for marketing authorization. This stage of the drug's life-cycle is the regulatory stage.

If a drug achieves marketing authorization, it moves into the commercialization stage, during which we or our partners will market and sell the drug to patients. Even in those situations in which our partner is ultimately responsible for marketing and selling the partnered drug, our efforts to develop a drug that is safe, effective and reliable contributes significantly to our partner's ability to successfully sell the drug. The FDA and its foreign equivalents have the authority to impose significant restrictions on an approved drug through the product label and on advertising, promotional and distribution activities. Therefore, our efforts designing and executing the necessary animal and human studies are critical to obtaining claims in the product label from the regulatory agencies that would allow us or our partners to successfully commercialize our drug. Further, the patent protection afforded our drugs as a result of our initial patent applications and related prosecution activities in the United States and foreign jurisdictions are critical to our partner's ability to sell our drugs without competition from generic drugs. The potential sales volume of an approved drug is dependent on several factors including the size of the patient population, the market penetration of the drug and the price charged for the drug.

The milestone events contained in our Novartis collaboration agreement coincide with the progression of our drugs from development, to marketing authorization and then to commercialization. The process of successfully discovering a new development candidate, having it approved and ultimately sold for a profit is highly uncertain. As such, the milestone payments we may earn from our partners involve a significant degree of risk to achievement. Therefore, as a drug progresses through the stages of its life-cycle, the value of the drug generally increases.

Development milestones in our Novartis collaboration agreement or potential future collaborations may include the following types of events:

●	Designation of a development candidate. Following the designation of a development candidate, IND-enabling animal studies for a new development candidate generally take 12 to 18 months to complete;
●	Initiation of a Phase 1 clinical trial. Generally, Phase 1 clinical trials take one to two years to complete;
●	Initiation or completion of a Phase 2 clinical trial. Generally, Phase 2 clinical trials take one to three years to complete; and
●	Initiation or completion of a Phase 3 clinical trial. Generally, Phase 3 clinical trials take three to five years to complete.

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

Option to license

When we have a multiple element arrangement that includes an option to obtain a license, we will evaluate if the option is a deliverable at the inception of the arrangement. We do not consider the option to be a deliverable if we conclude that it is substantive and not priced at a significant and incremental discount. We will consider an option substantive if, at the inception of the arrangement, we are at risk as to whether the collaboration partner will choose to exercise its option to obtain the license. In those circumstances, we do not include the associated license fee in the allocable consideration at the inception of the agreement. Rather, we account for the license fee when our partner exercises its option. Under the Novartis collaboration, we concluded that the option to license is a substantive option. Therefore, we did not include any amounts in the initial allocable consideration at the inception of the collaboration. We will recognize any future consideration for the exercise of an option to license a drug under our Novartis agreement in full in the period in which the option is exercised.

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

Research and Development Expenses

Our research and development expenses include wages, benefits, facilities, supplies, external services, clinical study and manufacturing costs and other expenses that are directly related to our research and development activities. We expense research and development costs as we incur them. We do not conduct research activities and no such costs are included in these amounts.

If we make payments for research and development services prior to the services being rendered, we record those amounts as prepaid assets on our balance sheet and we expense them as the services are provided.

Sublicensing Expenses

We incur sublicense expenses under our development, commercialization and license agreement and services agreement with Ionis related to the drugs we have licensed under the agreement. We include our sublicense fee expenses in our research and development expenses on our consolidated results of operations since the applicable drugs are not yet approved for marketing. We recognize sublicense fee expenses in the period they are incurred. For example, in the first quarter of 2017, we incurred $48.4 million of sublicense fee expenses related to our collaboration with Novartis, of which $33.4 million of these expenses were non-cash and were related to the premium Novartis paid and the potential premium Novartis could have paid on Ionis' stock if we did not complete our IPO. Under the Novartis collaboration, we will recognize $108.4 million of revenue over the period of our performance and we recognized $48.4 million of sublicensing expense in the first quarter of 2017. The $48.4 million is comprised of the following:

●	$15.0 million for the portion of the $75.0 million upfront payment we received upon initiating the Novartis collaboration, which we paid in cash to Ionis;
●
$28.4 million for the premium paid by Novartis for its purchase of Ionis' stock in the first quarter of 2017, which is a non-cash expense. We determined the fair value of the premium by calculating the stated premium and applying a discount for lack of marketability because Ionis initially issued unregistered shares to Novartis; and

●
$5.0 million for the premium associated with Novartis' obligation to purchase Ionis' stock if we did not complete our IPO, which is a non-cash expense. We determined the fair value of the potential premium at the inception of the collaboration by calculating the value of the future premium based upon the stated premium, adjusting for the probability of us completing an IPO by the 15-month anniversary of the SPA and applying a discount for lack of marketability because Ionis would have issued unregistered shares to Novartis if it purchased Ionis' common stock.

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

Basic and Diluted Net Loss Per Share

We issued 28,884,540 shares of Series A convertible preferred stock in December 2015. Prior to the completion of our IPO, we used the Series A convertible preferred stock to calculate basic net loss per share because there was no common stock outstanding during these periods, and the Series A convertible preferred stock represented the lowest subordinated form of outstanding equity that would have been required to absorb the losses of the Company. For purposes of calculating diluted net loss per share, we considered the conversion of the Series A convertible preferred stock using its 1:1 conversion ratio and the potential dilutive effect of employee stock options.

The Series A convertible preferred stock converted into common stock in conjunction with the IPO in July 2017. As a result there were 66,541,629 shares of common stock issued and outstanding and there were no longer any outstanding shares of Series A convertible preferred stock. We determined that the Series A convertible preferred stock was in substance common stock during the period that it was outstanding because the Series A convertible preferred stock was the lowest form of subordinated equity outstanding during that period and this class of stock would have been required to absorb the losses of the Company. Accordingly, we are using the two-class method for computing EPS.

The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. For the purposes of calculating EPS under the two-class method, we have allocated the net loss between the common stock and the Series A convertible preferred stock. We determined it was appropriate to allocate losses to the Series A convertible preferred stock because it was the lowest form of subordinated equity and because Ionis, the sole holder of the Series A convertible preferred stock, was absorbing the losses of Akcea.

  Basic EPS for each class of stock is computed by dividing total distributable losses applicable to preferred and common stock, including the 6% cumulative dividend contractually due to Series A convertible preferred shareholders, by the weighted-average of preferred and common shares outstanding during the requisite period. The cumulative preferred stock dividend was not paid upon completion of the IPO because the IPO was not a liquidation event or a change in control. Prior to the IPO, the 6% cumulative Series A convertible preferred stock dividend was considered as required under the two-class method regardless of whether those dividends were actually distributed. Because we incurred a net loss for the three and nine months ended September 30, 2017 and 2016, we did not include dilutive common equivalent shares, which consisted of 7,668,403 and 4,740,574 outstanding common stock options, respectively, in the computation of diluted net loss per share because the effect would have been antidilutive.

The following table summarizes the distributable losses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(14,094)	$(19,809)	$(86,390)	$(49,380)
Preferred stock dividend	(1,791)	—	(20,100)	—
Distributable losses	$(15,885)	$(19,809)	$(106,490)	$(49,380)

The following table summarizes the reconciliation of weighted-average shares outstanding used in the calculation of basic EPS for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
Determination of shares:	2017	2016	2017	2016
Weighted-average preferred shares outstanding	5,651,323	28,884,540	21,055,031	28,884,540
Weighted-average common shares outstanding	53,522,615	—	18,036,925	—
Total weighted-average shares outstanding	59,173,938	28,884,540	39,091,956	28,884,540

The following table summarizes the calculation of basic EPS for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Losses attributable to preferred shares	$(1,517)	$(19,809)	$(57,356)	$(49,380)
Less: Assumed dividend to preferred shares	1,791	—	20,100	—
Income (losses) allocated to preferred shares	$274	$(19,809)	$(37,256)	$(49,380)
Weighted-average preferred shares outstanding	5,651,323	28,884,540	21,055,031	28,884,540
Basic income (loss) per preferred share	$0.05	$(0.69)	$(1.77)	$(1.71)

Losses allocated to common shares	$(14,368)	$—	$(49,134)	$—
Weighted-average common shares outstanding	53,522,615	—	18,036,925	—
Basic loss per common share	$(0.27)	$—	$(2.72)	$—

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on investments, net of taxes and currency translation adjustments. The following table summarizes changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance accumulated other comprehensive loss	$(84)	$8	$(21)	$(75)
Unrealized losses on securities, net of tax (1)	(86)	(31)	(113)	52
Currency translation adjustment	(52)	—	(88)	—
Net current period other comprehensive income	(138)	(31)	(201)	52
Ending balance accumulated other comprehensive loss	$(222)	$(23)	$(222)	$(23)

(1)	There was no tax benefit for other comprehensive loss for the three and nine months ended September 30, 2017 and 2016.

Translation of Foreign Currency

Akcea UK operates in the United Kingdom and uses the British pound sterling as its functional currency. When we consolidate Akcea UK's financial results, we translate Akcea UK's assets and liabilities using the exchange rate at the balance sheet date and Akcea UK's income and expense items using the average exchange rate for the period. We translate Akcea UK's capital accounts at the historical exchange rate in effect at the date of the transaction. We record adjustments resulting from the translation of Akcea UK's financial statements as a separate component of stockholders' equity (deficit) in accumulated other comprehensive income. Foreign currency translation for our other foreign subsidiaries was immaterial to our financial results.

Segment Information

We operate as a single segment because our chief decision maker reviews operating results on an aggregate basis and manages our operations as a single operating segment.

Stock-Based Compensation Expense

We measure stock-based compensation expense for equity-classified awards, principally related to stock option awards and stock purchase rights under our Employee Stock Purchase Plan, or ESPP, based on the estimated fair value of the award on the date of grant. We recognize the value of the portion of the award that we ultimately expect to vest as stock-based compensation expense over the requisite service period in our statements of operations. We reduce stock-based compensation expense for estimated forfeitures at the time of grant and revise the expense in subsequent periods if actual forfeitures differ from those estimates.

We value our stock option awards and stock purchase rights under our ESPP using the Black-Scholes model. The determination of the grant date fair value of options using an option pricing model is affected principally by our estimated common stock fair value and requires us to make a number of other assumptions, including: the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends.

Prior to December 2015, Ionis granted our employees options to purchase shares of Ionis' common stock, or Ionis options. In December 2015, we granted our employees holding Ionis options additional options to purchase shares of our common stock, or Akcea options.

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

In 2016, we began concurrently granting Ionis options and Akcea options to our employees. Because the exercisability provisions of the awards are interrelated and mutually exclusive as described above, the fair values of the Ionis options and the Akcea options were determined on the date of grant and the option with the greater fair value was recognized over the vesting period of the awards. Our board of directors only receive grants under the Akcea option plan. Following our IPO, we no longer grant Ionis options to our employees. Under the terms of the Ionis options, when we completed our IPO, the Ionis options our employees were holding were terminated.

For the nine months ended September 30, 2017 and 2016, we used the following weighted-average assumptions in our Black-Scholes calculations for stock option grants under our 2015 Equity Incentive Plan:

Employee Stock Options:

	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	1.9%	1.5%
Dividend yield	0.0%	0.0%
Volatility	79.5%	69.9%
Expected life	6.05 years	6.08 years
Fair value of common stock	$10.10	$2.54

Board of Director Stock Options:

Nine Months Ended September 30, 2017
Risk-free interest rate	1.9%
Dividend yield	0.0%
Volatility	79.4%
Expected life	6.25 years
Fair value of common stock	$8.47

We did not grant any options to our board of directors during the nine months ended September 30, 2016.

The fair value of stock options granted under our 2015 Equity Incentive Plan is based on the fair value of our common stock on the date of grant.

For the nine months ended September 30, 2017, we used the following weighted-average assumptions in our Black-Scholes calculations for stock purchased under the Akcea ESPP:

ESPP:

Nine Months Ended September 30, 2017
Risk-free interest rate	1.1%
Dividend yield	0.0%
Volatility	73.3%
Expected life	0.5 years

For the nine months ended September 30, 2017 and 2016, we used the following weighted-average assumptions in our Black-Scholes calculations for stock option grants under the Ionis 2011 Equity Incentive Plan:

Employee Stock Options:

	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	1.8%	1.5%
Dividend yield	0.0%	0.0%
Volatility	65.8%	59.3%
Expected life	4.5 years	4.5 years

The fair value of stock options granted under the Ionis 2011 Equity Incentive Plan is based on the fair value of Ionis' common stock on the date of grant.

We did not grant any options under the Ionis 2011 Equity Incentive Plan during the three months ended September 30, 2017 and will not grant options under this plan in future periods.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expenses	$2,353	$1,229	$5,873	$3,376
General and administrative expenses	2,339	1,286	5,941	4,307
Total	$4,692	$2,515	$11,814	$7,683

As of September 30, 2017, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options was $30.4 million. We will adjust total unrecognized compensation cost for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options over a weighted average amortization period of 1.4 years.

Income Taxes

Prior to the completion of our IPO, we filed our tax returns on a consolidated or combined basis with Ionis. For purposes of our financial statements, when we are required to file on a consolidated or combined basis, we calculate our income tax amounts, including net operating losses and credit carryforwards, using a separate return methodology, which determines income taxes as if we were a separate taxpayer from Ionis.

As a result of our IPO, beginning in the third quarter of 2017, we will no longer be included in the consolidated federal tax return with Ionis. We, and Ionis, determined the amount of tax attributes, including net operating losses and tax credit carryovers that transferred over to us upon the completion of our IPO.

We are still required to file most of our state tax returns on a consolidated or combined basis with Ionis.  Therefore, for purposes of our financial statements, we calculated our state income tax amounts using the separate return method. We have not determined the amount of state tax attributes, including net operating losses and tax credit carryovers, which we would retain if we were to deconsolidate for state tax purposes from Ionis. We will perform an analysis at a future date, if necessary.

We are forecasting to have taxable income for the year ending December 31, 2017 primarily due to the income we recognized from our Novartis collaboration. We are subject to regular federal and state income tax and alternative minimum tax in 2017.  Therefore, during the three and nine months ended September 30, 2017, we recorded income tax expense of $2.1 million primarily consisting of state income tax and alternative minimum tax. We did not record any income tax expense on our statement of operations in 2016.

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued accounting guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects to receive in exchange for the goods or services. This new guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance as originally issued is effective for annual and interim periods, beginning after December 15, 2016. In July 2015, the FASB issued updated accounting guidance to allow for an optional one-year deferral from the original effective date. As a result, we will adopt this guidance beginning on January 1, 2018. Prior to 2017, we had not generated revenue. In January 2017, we entered into a strategic collaboration agreement with Novartis and began recognizing revenue. We will adopt this guidance under the full retrospective approach, meaning we will apply the guidance to all periods presented. We do not expect any material changes to the revenue we have already recognized in relation to our collaboration agreement with Novartis and we are currently determining the effects the adoption will have on our consolidated financial statements and disclosures for any future periods.

In January 2016, the FASB issued amended accounting guidance related to the recognition, measurement, presentation and disclosure of certain financial instruments. The amended guidance requires us to measure and record equity investments at fair value, except those accounted for under the equity method of accounting that have a readily determinable fair value, and for us to recognize the changes in fair value in our net income (loss) instead of recognizing unrealized gains and losses through accumulated other comprehensive income, as we currently do under the existing guidance. The amended guidance also changes several disclosure requirements for financial instruments, including the methods and significant assumptions we use to estimate fair value. The guidance is effective for annual and interim periods beginning after December 15, 2017. We will adopt this guidance on January 1, 2018 and we will make any adjustments to beginning balances through a cumulative-effect adjustment to accumulated deficit on that date. We are currently determining the effects the adoption will have on our consolidated financial statements and disclosures.

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

In May 2017, the FASB issued clarifying guidance related to the accounting for modifications of share-based payment awards. The new guidance is meant to clarify when modification accounting is required. We early adopted this guidance in our financial statements for the quarter ended June 30, 2017 and it did not have an effect on our consolidated financial statements and disclosures.

3.	Investments

As of September 30, 2017, we primarily invested our excess cash in debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody's, Standard & Poor's or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorized all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

As of December 31, 2016, we only invested in money market funds.

The following is a summary of our investments at September 30, 2017 (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Estimated Fair Value
Available-for-sale securities (1):
Corporate debt securities	$153,742	$3	$(102)	$153,643
Debt securities issued by U.S. government agencies	8,000	—	—	8,000
Other municipal debt securities	3,000	—	—	3,000
Total securities with a maturity of one year or less	164,742	3	(102)	164,643

Corporate debt securities	11,136	1	(15)	11,122
Total securities with a maturity of one to two years	11,136	1	(15)	11,122
Total available-for-sale securities	$175,878	$4	$(117)	$175,765

(1)	Our available-for-sale securities are held at amortized cost.

Investments we consider to be temporarily impaired at September 30, 2017 were as follows (in thousands):

		Less than 12 Months of Temporary Impairment		More than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	59	$153,269	$(117)	$—	$—	$153,269	$(117)
Debt securities issued by U.S. government agencies	—	—	—	—	—	—	—
Other municipal debt securities	—	—	—	—	—	—	—
Total temporarily impaired securities	59	$153,269	$(117)	$—	$—	$153,269	$(117)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate a full recovery of our debt securities' amortized cost basis at maturity.

4.	Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. We have not held any Level 3 investments. Our securities have been classified as Level 1 or Level 2. We obtain the fair value of our Level 2 investments from our custodian bank and from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. During the nine months ended September 30, 2017, there were no transfers between our Level 1 and Level 2 investments. We recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. We did not have any Level 3 investments or liabilities at September 30, 2017 and at December 31, 2016.

At December 31, 2016, we held $7.1 million of money market fund investments which are Level 1 investments and  considered cash equivalents. The following tables present the major security types we held at September 30, 2017 that we regularly measured and carried at fair value. The table segregates each security by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities' fair value (in thousands):

	At September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$102,388	$102,388	$—
Corporate debt securities (2)	164,765	—	164,765
Debt securities issued by U.S. government agencies (2)	8,000	—	8,000
Other municipal debt securities (2)	3,000	—	3,000
Total	$278,153	$102,388	$175,765

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

(2)	Included in short-term investments on our condensed consolidated balance sheets.

5.	Development, Commercialization and License Agreement and Services Agreement with Ionis

We entered into a development, commercialization and license agreement and a services agreement in December 2015 with Ionis. The following section summarizes these related party agreements with Ionis.

Development, Commercialization and License Agreement

Our development, commercialization and license agreement, or the license agreement, with Ionis granted exclusive rights to us to develop and commercialize volanesorsen, AKCEA-APO(a)-LRx, AKCEA-APOCIII-LRx, and AKCEA-ANGPTL3-LRx, which are collectively referred to as the Lipid Drugs. As a part of the grant to us from Ionis, Ionis has granted an exclusive license to certain patents to develop and commercialize products containing the Lipid Drugs. Ionis also granted us a non-exclusive license to the Ionis antisense platform technology for us to develop and commercialize products containing the Lipid Drugs. Ionis also granted us non-exclusive rights under its manufacturing technology to manufacture the Lipid Drugs in our own facility or at a contract manufacturer. As a part of this agreement both companies agreed not to work with any other parties to develop or commercialize other drugs that are designed to inhibit any of the Lipid Drug targets so long as we are developing or commercializing the Lipid Drugs.

We and Ionis share development responsibilities for the Lipid Drugs. We pay Ionis for the research and development expenses it incurs on our behalf, which include both external and internal expenses. External research and development expenses include costs for contract research organizations, or CROs, costs to conduct nonclinical and clinical studies on our drugs, costs to acquire and evaluate clinical study data, such as investigator grants, patient screening fees and laboratory work, and fees paid to consultants. Internal research and development expenses include costs for the work that Ionis' research and development employees perform for us. Ionis charges us a full-time equivalent rate that covers personnel-related expenses, including salaries and benefits, plus an allocation of facility-related expenses, including rent, utilities, insurance and property taxes, for those development employees who work either directly or indirectly on the development of our drugs. We also pay Ionis for the active pharmaceutical ingredient, or API, and drug product we use in our nonclinical and clinical studies for all of our drugs. Ionis manufactures the API for us and charges us a price per gram consistent with the price Ionis charges its pharmaceutical partners, which includes the cost for direct materials, direct labor and overhead required to manufacture the API. If we need the API filled in vials for our clinical studies and Ionis is used to contract with a third party to perform this work, Ionis will charge us for the resulting cost.

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

In the first quarter of 2017, we entered into letter agreements with Ionis to reflect the agreed upon payment terms with respect to the upfront option payment that we received from Novartis and to allocate the premium that Novartis paid for Ionis' common stock in connection with our strategic collaboration with Novartis. For additional detail regarding our strategic collaboration with Novartis see Note 8, Strategic Collaboration with Novartis.

Services Agreement

Our services agreement with Ionis is designed to be flexible to adjust for our increasing capabilities in various functions. Under the services agreement, Ionis provides us certain services, including, without limitation, general and administrative support services and development support services. Ionis allocated a certain percentage of personnel to perform the services that it provides to us based on its good faith estimate of the required services. We pay Ionis for these allocated costs, which reflect the Ionis full-time equivalent, or FTE, rate for the applicable personnel, plus out-of-pocket expenses such as occupancy costs associated with the FTEs allocated to providing us these services. We do not pay a mark-up or profit on the external or internal expenses Ionis bills to us. Ionis invoices us quarterly for all amounts due under the services agreement and payments are due within 30 days of the receipt of an invoice.

In addition, as long as Ionis continues to consolidate our financials, we will comply with Ionis' policies and procedures and internal controls. As long as we are consolidated into Ionis' financial statements under U.S. GAAP, we may continue to access the following services from Ionis:

●	investor relations services,
●	human resources and personnel services,
●	risk management and insurance services,
●	tax related services,
●	corporate record keeping services,
●	financial and accounting services,
●	credit services, and
●	COO/CFO/CBO oversight.

However, if we wanted to provide for our own human resources and personnel services, and doing so would not negatively impact Ionis' internal controls and procedures for financial reporting, we can negotiate in good faith with Ionis for a reduced scope of services related to human resources and personnel services. When Ionis determines it should no longer consolidate our financials, we may mutually agree with Ionis in writing to extend the term in six-month increments.

We can establish our own benefits programs or can continue to use Ionis' benefits, however we must provide Ionis a minimum advance notice to opt-out of using Ionis' benefits.

As of September 30, 2017 and December 31, 2016, we owed Ionis $9.5 million and $24.4 million, respectively.

The following table summarizes the amounts included in our operating expenses that were generated by transactions with Ionis for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Services performed by Ionis	$1,906	$1,718	$7,861	$5,830
Active pharmaceutical ingredient manufactured by Ionis	—	3,848	6,013	3,848
Sublicensing expenses	—	—	48,394	—
Out-of-pocket expenses paid by Ionis	7,595	9,733	24,784	27,707
Total expenses generated by transactions with Ionis	9,501	15,299	87,052	37,385
Payable balance to Ionis at the beginning of the period	11,244	31,284	$24,355	9,198
Less: total amounts paid to Ionis during the period	(11,244)	—	(68,512)	—
Less: non-cash sublicensing expenses	—	—	(33,394)	—
Total amount payable to Ionis at period end	$9,501	$46,583	$9,501	$46,583

6.	Line of Credit Agreement with Ionis

In January 2017, we entered into a line of credit agreement with Ionis for up to $150.0 million. We had $106.0 million outstanding as of June 30, 2017. We used a portion of the $106.0 million to pay our intercompany expenses. The amounts we borrowed under the line of credit bore interest at an annual interest rate of 4%, compounded monthly. The outstanding principal and accrued interest under our line of credit converted into 13,438,339 shares of our common stock in connection with the closing of our IPO. Additionally, we no longer have access to this line of credit following the closing of our IPO. Our IPO is discussed in Note 9, Initial Public Offering. For the three and nine months ended September 30, 2017, interest expense was $0.2 million and $1.7 million.

7.	Stockholders' Equity (Deficit)

Series A Convertible Preferred Stock

In December 2015, we issued and sold to Ionis an aggregate of 28,884,540 shares of Series A convertible preferred stock for a total purchase price of $100.0 million plus the grant of the rights and licenses we received under the development, commercialization and license agreement with Ionis. The $100.0 million of proceeds we received was recorded in Series A convertible preferred stock on our consolidated balance sheet. We had 28,884,540 shares of Series A convertible preferred stock authorized, issued and outstanding as of December 31, 2016, of which all was held by Ionis.

Conversion

Shares of our Series A convertible preferred stock were convertible 1:1 into common stock, subject to certain adjustments for reorganizations, reclassifications, stock splits, stock dividends and dilutive issuances. All shares of Series A convertible preferred stock automatically converted into common stock upon completion of the IPO in July 2017. As of September 30, 2017, we had no shares of Series A convertible preferred stock issued or outstanding. Our IPO is discussed in Note 9, Initial Public Offering.

Common Stock

At September 30, 2017 and December 31, 2016, we had 100,000,000 shares of common stock authorized, of which 66,541,629 and none were issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

In May 2017, our board of directors approved an amendment to our certificate of incorporation to (1) effect a reverse stock split on outstanding shares of our common stock and preferred stock on a one-for-2.555 basis, (2) change the authorized shares of our preferred stock to 40,000,000 and (3) modify the threshold for automatic conversion of our preferred stock into shares of our common stock in connection with an IPO to eliminate the price per share threshold and only require that we raise at least $50.0 million in gross proceeds (collectively, the "Charter Amendment"). The par values of the common stock and preferred stock were not adjusted as a result of the reverse stock split. The amendment to our certificate of incorporation was approved by our stockholder and became effective upon the filing with the State of Delaware in June 2017. All issued and outstanding common stock and preferred stock and related share and per share amounts contained in these condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

As of September 30, 2017, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2015 Plan was 8,500,000 shares. The 2015 Plan also provides for the grant of nonstatutory stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, restricted stock awards and restricted stock unit awards. At September 30, 2017, options with respect to a total of 7,668,403 shares of common stock were outstanding, of which 2,590,643 were exercisable and 831,597 shares were available for future grant under the 2015 Plan.

2017 Employee Stock Purchase Plan

In May 2017 and June 2017, our board of directors and stockholder, respectively, approved our 2017 Employee Stock Purchase Plan, or 2017 ESPP, which became effective upon the completion of our IPO, and the reservation for issuance thereunder of 500,000 shares of common stock. During the three and nine month periods ended September 30, 2017, no shares were issued under our 2017 ESPP. Our first purchase date will be January 2, 2018.

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

If Novartis exercises its option for a drug, Novartis will pay us a license fee equal to $150.0 million for each drug licensed by Novartis. In addition, for AKCEA-APO(a)-LRx, we are eligible to receive up to $600.0 million in substantive milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $285.0 million for the achievement of commercialization milestones. In addition, for AKCEA-APOCIII-LRx, we are eligible to receive up to $530.0 million in substantive milestone payments, including $25.0 million for the achievement of a development milestone, up to $240.0 million for the achievement of regulatory milestones and up to $265.0 million for the achievement of commercialization milestones. We plan to co-commercialize any licensed drug commercialized by Novartis in selected markets under terms and conditions that we plan to negotiate with Novartis in the future. We will earn the next milestone payment of $25.0 million under this collaboration if Novartis advances the Phase 3 study for either drug. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will pay 50% of these license fees, milestone payments and royalties to Ionis as a sublicense fee.

The agreement with Novartis will continue until the earlier of the date that all of Novartis' options to obtain the exclusive licenses under the agreement expire unexercised or, if Novartis exercises its options, until the expiration of all payment obligations under the agreement. In addition, the agreement as a whole or with respect to any drug under the agreement may terminate early under the following situations:

●	Novartis may terminate the agreement as a whole or with respect to any drug at any time by providing written notice to us;
●
Either we or Novartis may terminate the agreement with respect to any drug by providing written notice to the other party in good faith that we or Novartis have determined that the continued development or commercialization of the drug presents safety concerns that pose an unacceptable risk or threat of harm in humans or would violate any applicable law, ethical principles or principles of scientific integrity;

●
Either we or Novartis may terminate the agreement for a drug by providing written notice to the other party upon the other party's uncured failure to perform a material obligation related to the drug under the agreement, or the entire agreement if the other party becomes insolvent; and

●	We may terminate the agreement if Novartis disputes or assists a third party to dispute the validity of any of our or Ionis' patents.

Additionally, in January 2017, we and Ionis entered into a SPA with Novartis. Under the SPA, in July 2017, as part of our IPO, Novartis purchased $50.0 million of our common stock in a separate private placement concurrent with the completion of our IPO at a price per share equal to the IPO price. Our IPO is discussed in Note 9, Initial Public Offering.

During the three and nine months ended September 30, 2017, we earned revenue of $13.4 million and $37.2 million, respectively from our relationship with Novartis, representing 100% of our revenue for each period. Our consolidated balance sheet at September 30, 2017 included deferred revenue of $72.1 million related to our relationship with Novartis.

9.	Initial Public Offering

On July 19, 2017, we completed our IPO. Total net proceeds were $182.4 million, including the following:

●	$132.4 million from the sale of 17,968,750 shares of our common stock in our IPO of which $25 million was invested by Ionis; and
●	$50.0 million from the purchase of 6,250,000 shares by Novartis in a concurrent private placement.

In addition, both of the following occurred in connection with the completion of our IPO on July 19, 2017:

●	the conversion of all outstanding shares of Series A convertible preferred stock into 28,884,540 shares of our common stock; and
●	the conversion of $106.0 million of outstanding principal plus accrued interest from the line of credit into 13,438,339 shares of common stock.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, "Akcea," "Company," "we," "our," and "us," means Akcea Therapeutics, Inc and our subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our financial position, outlook and our business, and the therapeutic and commercial potential of volanesorsen and our other products in development. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These and other risks concerning our programs are described in additional detail in our final prospectus dated July 13, 2017, filed with the SEC on July 14, 2017 pursuant to Rule 424(b)(4) under the Securities Act, in connection with our IPO, and those identified within this Item in the section entitled "Risk Factors" beginning on page 29 of this Report.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2016 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our final prospectus dated July 13, 2017, filed with the SEC on July 14, 2017 pursuant to Rule 424(b)(4) under the Securities Act, in connection with our IPO.

Overview

We are a biopharmaceutical company focused on developing and commercializing drugs to treat patients with serious cardiometabolic diseases caused by lipid disorders. Our goal is to become the premier company offering treatments for inadequately treated lipid disorders. We are advancing a mature pipeline of four novel drugs with the potential to treat multiple diseases. Our drugs, volanesorsen, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx, are all based on antisense technology developed by Ionis Pharmaceuticals, Inc., or Ionis. Our most advanced drug, volanesorsen, has completed a Phase 3 clinical program for the treatment of familial chylomicronemia syndrome, or FCS, and is currently in Phase 3 clinical development for the treatment of familial partial lipodystrophy, or FPL. FCS and FPL are both severe, rare, genetically defined lipid disorders characterized by extremely elevated levels of triglycerides. Both diseases have life-threatening consequences and the lives of patients with these diseases are impacted daily by the associated symptoms. In our clinical program, we have observed consistent and substantial (>70%) decreases in triglycerides and improvements in other manifestations of FCS, including pancreatitis attacks and abdominal pain. We believe the safety and efficacy data from the volanesorsen program demonstrate a favorable risk-benefit profile for patients with FCS. In the third quarter we, working closely with Ionis, filed for marketing authorization for volanesorsen to treat patients with FCS in the EU, the U.S. and Canada.

We are continuing to build the infrastructure to commercialize our drugs globally with a focus on lipid specialists as the primary call point. We have hired general managers to lead operations in the U.S., UK, France, Germany and Canada, as well as sales team members and additional field medical directors to further FCS disease education prior to our volanesorsen launch. A key element of our commercial strategy is to provide the specialized, patient-centric support required to successfully address rare disease patient populations. We believe our focus on treating patients with inadequately addressed lipid disorders will allow us to partner efficiently and effectively with the specialized medical community that supports these patients. Most recently, we worked with experts to potentially help simplify diagnosis criteria, resulting in a streamlined patient journey to lipid specialists. Through our FCSFocus.com website, we provide a disease education book and a care toolkit to help patients understand their disease and organize all of their medical records to enable smoother communication with physicians.

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

Through 2016, we did not generate revenue and we have incurred net losses in each period since inception. In January 2017, we initiated a strategic collaboration with Novartis and began recognizing revenue under this collaboration. Our revenue for the first nine months of 2017 was $37.2 million. Our net losses have resulted from costs incurred in developing volanesorsen and the other drugs in our pipeline, preparing to commercialize volanesorsen and general and administrative activities associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop volanesorsen and our other drugs, and seek regulatory approval for and prepare to commercialize volanesorsen. We expect to incur significant expenses to continue to build the infrastructure to support volanesorsen's commercialization, including manufacturing, marketing, sales and distribution functions. Further, we expect to incur additional costs associated with operating as a public company and in building our internal resources to become less reliant on Ionis.

As of September 30, 2017, we had cash, cash equivalents and short-term investments of $286.1 million. We have funded our operating activities through a $100.0 million cash contribution that we received from Ionis in 2015, $75.0 million from initiating our collaboration with Novartis that we received in the first quarter of 2017 and $106.0 million in drawdowns under our line of credit with Ionis that we received in the first and second quarters of 2017. In July 2017 we completed our IPO and raised $182.4 million in net proceeds from the IPO including the $50 million Novartis concurrent private placement. We plan to further advance our drugs and commercialization efforts with our cash on hand.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, we will need to raise additional funding in the future to continue developing the drugs in our pipeline and to commercialize any approved drug, including volanesorsen. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

We exclusively licensed our pipeline of four novel drugs from Ionis effective in January 2015. Prior to then, Ionis had been advancing these drugs in development and incurring the expenses for those activities. Under our license agreement with Ionis, Ionis continued and is continuing to conduct development, regulatory and manufacturing activities for our drugs and charge us for this work. In this way, we benefit from Ionis' more than 25 years of experience developing and manufacturing antisense drugs. As we are building our development, regulatory and manufacturing capabilities and capacity, we expect to assume increasing responsibility for these functions and Ionis' responsibilities will decrease. We expect that our collaborative approach will allow us to build these capabilities and capacity while still working closely with Ionis as we transition our drug development activities. Moreover, because Ionis has been conducting the majority of the development activities for our drugs, we have been able to focus on building the commercial organization and conducting the pre-commercialization activities necessary to support the launch of volanesorsen, if approved, for marketing.

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

Under the services agreement, Ionis also provides us certain services, including, without limitation, general and administrative support services and development support services. We pay Ionis for our share of the internal and external expenses for each of these functions based on our relative use of each function, plus an allocation of facility-related expenses. As our business grows and we assume increasing responsibility from Ionis, we are assuming direct responsibility for procuring and financing the services we currently receive from Ionis and Ionis' responsibility to provide us with these services is decreasing.

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

In addition, Ionis has helped fund our operations through a line of credit agreement that we entered into in January 2017 under which we borrowed $106.0 million. The outstanding principal and accrued interest automatically converted upon closing of our IPO into an aggregate of 13,438,339 shares of our common stock. Following the closing of our IPO, we no longer have access to the line of credit with Ionis.

Key Achievements
●
We submitted marketing authorization filings to the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and Health Canada for the approval of volanesorsen for the treatment of patients with FCS.

●    We received Priority Review for the volanesorsen regulatory filings in Canada.
●
We received Promising Innovative Medicine, or PIM, designation for volanesorsen in the United Kingdom which is an early indication that a medicinal product is a promising candidate with the potential to treat a life-threatening or seriously debilitating condition.

●	We announced positive results from the Phase 1/2 study evaluating AKCEA-APOCIII-LRx in healthy volunteers and patients with elevated triglycerides.
●	We presented final results from the IN-FOCUS study demonstrating the significant burden of illness for patients with FCS at the National Organization of Rare Diseases Summit.
●	We raised over $180 million through our initial public offering, or IPO, including the underwriters' full exercise of their overallotment option, and concurrent private placement with Novartis.
●	We expanded the leadership team in the U.S. and established a global presence in Canada, United Kingdom, Germany and France.

Critical Accounting Policies
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations and financial condition. Each quarter, our senior management reviews the development, selection and disclosure of such estimates with our audit committee of our board of directors. In the following paragraphs, we describe the specific risks associated with these critical accounting policies and we caution that future events rarely develop exactly as one may expect, and that best estimates may require adjustment.

The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, require the following:

●	Assessing the propriety of revenue recognition and associated deferred revenue;
●	Determining the proper valuation of investments in marketable securities;
●	Determining stock-based compensation expense and valuation assumptions;
●	Determining the fair value of our common stock; and
●	Determining the appropriate cost estimates for unbilled preclinical and clinical development activities.

These critical accounting policies and estimates are included in the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2016 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our final prospectus dated July 13, 2017, filed with the SEC on July 14, 2017 pursuant to Rule 424(b)(4) under the Securities Act in connection with our IPO. There have been no material changes to these critical accounting policies and estimates.

Results of Operations

Revenue

During the three and nine months ended September 30, 2017, we recognized $13.4 million and $37.2 million, respectively, in research and development revenue from our collaboration with Novartis, which we initiated in January 2017.

Operating Expenses

Operating expenses were $26.0 million and $120.9 million for the three and nine months ended September 30, 2017 and increased compared to $19.9 million and $49.7 million for the same periods in 2016. Our year to date operating expenses increased primarily due to sublicensing expenses due to Ionis of $48.4 million related to our collaboration with Novartis of which $33.4 million was non-cash, and development activities including the initiation of a Phase 2b dose-ranging study of AKCEA-APO(a)-LRx. In the fourth quarter, we expect our general and administrative expenses to continue to increase as we prepare to launch volanesorsen in 2018.

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

Research and Development Expenses

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
External volanesorsen expenses	$5,457	$10,445	$17,461	$20,605
Other external research and development project expenses	4,007	2,149	14,311	6,692
Sublicensing expenses	—	—	48,394	—
Research and development personnel and overhead expenses	5,823	3,182	14,882	9,066
Total research and development expenses, excluding non-cash stock-based compensation expense	15,287	15,776	95,048	36,363
Non-cash stock-based compensation expense	2,353	1,229	5,873	3,376
Total research and development expenses	$17,640	$17,005	$100,921	$39,739

Research and development expenses were $15.3 million and $95.0 million for the three and nine months ended September 30, 2017, respectively, and increased compared to $15.8 million and $36.4 million for the same periods in 2016. Our year-to-date increase in expenses was primarily due to sublicensing expenses related to our collaboration with Novartis, which we incurred in the first quarter of 2017, the majority of which were non-cash. The progression of our other drugs in development, including AKCEA-APO(a)-LRx, AKCEA-APOCIII-LRx and AKCEA-ANGPTL3-LRx, during the first nine months of 2017 also contributed to the increase in our expenses. All amounts exclude non-cash compensation expense related to equity awards.

General and Administrative Expenses

The following table sets forth our general and administrative expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
General and administrative support expenses	$1,744	$878	$5,629	$3,498
Pre-commercialization expenses for volanesorsen	4,290	733	8,393	2,106
Total general and administrative expenses, excluding non-cash stock-based compensation expense	6,034	1,611	14,022	5,604
Non-cash stock-based compensation expense	2,339	1,286	5,941	4,307
Total general and administrative expenses	$8,373	$2,897	$19,963	$9,911

General and administrative expenses were $6.0 million and $14.0 million for the three and nine months ended September 30, 2017, respectively, and increased compared to $1.6 million and $5.6 million for the same periods in 2016. Our general and administrative expenses increased due to the ongoing buildout of our commercial organization and advancement of pre-commercialization activities necessary to launch volanesorsen, if approved for marketing. All amounts exclude non-cash compensation expense related to equity awards.

Liquidity and Capital Resources

At September 30, 2017, we had cash, cash equivalents and short-term investments of $286.1 million and stockholders' equity of $197.8 million.

We have funded our operating activities through a $100.0 million cash contribution that we received from Ionis in 2015, $75.0 million from initiating our collaboration with Novartis that we received in the first quarter of 2017 and $106.0 million in drawdowns under our line of credit with Ionis that we received in the first and second quarters of 2017. Our borrowings under our line of credit agreement with Ionis converted into shares of our common stock at the IPO price in connection with the closing of our IPO in July 2017. We no longer have access to the line of credit. Additionally, in July 2017 we received $182.4 million in net proceeds from our IPO, including $25.0 million Ionis invested in our IPO, and the Novartis concurrent private placement.

At September 30, 2017, we had working capital of $214.4 million, compared to a working capital deficit of $19.3 million at December 31, 2016. Working capital increased in 2017 primarily due to the increase in our cash and short-term investments from our IPO proceeds and a decrease in our payable to Ionis under our development, commercialization and license agreement and services agreement. As of September 30, 2017, our outstanding payable to Ionis was $9.5 million. In January 2017, we initiated a strategic collaboration with Novartis and we received $75.0 million in an upfront option payment, of which we retained $60.0 million and paid Ionis $15.0 million as a sublicense fee under our license agreement with Ionis, in May 2017. During the first nine months of 2017, we recognized $37.2 million in research and development revenue from our collaboration with Novartis.

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

Future Funding Requirements

We will need to raise additional funding in the future to continue developing the drugs in our pipeline and to commercialize any approved drug, including volanesorsen. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. Until such time, if ever, as we can generate substantial product revenue, we may finance our cash needs through additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. In any event, we may not generate significant revenue from product sales prior to the use of our existing cash, cash equivalents and short-term investments. We do not have any committed external source of funds and we no longer have access to our line of credit. Additional capital may not be available on reasonable terms, if at all. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. If we raise additional funds through collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our drugs or grant licenses on terms that may not be favorable to us. If we cannot raise additional funds through stock offerings or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our drugs even if we would otherwise prefer to develop and commercialize the drugs ourselves.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2017, which consist of our operating lease for our office facility. The table provides a breakdown of when our office facility lease obligations become due (in thousands):

Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years
Office facility operating lease payments	$983	$587	$396	$—

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

In addition to contractual obligations, we had outstanding purchase orders as of September 30, 2017 and December 31, 2016 for the purchase of services and materials as part of our normal course of business.

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

Ionis Pharmaceuticals, Inc., or Ionis, incorporated us as a Delaware corporation in December 2014, and we have operated as an affiliate of Ionis since that time. As such, we have limited experience as a company, and no experience operating independently from Ionis, and have not yet demonstrated that we can successfully overcome many of the risks and uncertainties frequently encountered in new and rapidly evolving fields, particularly the biotechnology and pharmaceutical fields.

As a company, we have never obtained regulatory approval for, or commercialized, any product. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic partners, to successfully develop our drugs, and obtain the regulatory approvals necessary to commercialize our drugs, including volanesorsen, AKCEA-APO(a)-LRx and our other drugs in development. We do not anticipate generating revenue from product sales for at least the next few years, if ever. Even if we achieve profitability in the future, we may not sustain profitability in subsequent periods. Our ability to generate revenue from product sales depends heavily on our and our current and future strategic partners' success in:

●	completing clinical development of volanesorsen for additional indications and nonclinical and clinical development of AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx;
●	seeking and obtaining regulatory and marketing authorization for our drugs, including volanesorsen, AKCEA-APO(a)-LRx and our other drugs in development;
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

●	educating physicians about our target patient populations, including patients with familial chylomicronemia syndrome, or FCS, and patients with familial partial lipodystrophy, or FPL;
●	obtaining market acceptance of volanesorsen, AKCEA-APO(a)-LRx and our other drugs in development as viable treatment options;
●	obtaining and maintaining adequate coverage and reimbursement from third-party payors for volanesorsen, AKCEA-APO(a)-LRx and our other drugs in development;
●	addressing any competing technological and market developments;
●	implementing additional internal systems and infrastructure, as needed, to ultimately operate without reliance on Ionis;
●	negotiating favorable terms in any partnership, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, product trademarks and know-how;
●	developing and commercializing volanesorsen, AKCEA-APO(a)-LRx and our other drugs in development without infringing others' intellectual property rights; and
●	attracting, hiring and retaining qualified personnel.

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

We have incurred losses since our inception.*

Because drug discovery and development require substantial lead-time and funding prior to commercialization, we have incurred expenses while generating limited revenue from our operating activities since our formation. Our net losses were $83.2 million, $61.4 million and $30.0 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. Our net losses were $86.4 million and $49.4 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of approximately $261.1 million. Most of the losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations. We expect to incur additional operating losses for the foreseeable future, and these losses may increase if we cannot generate substantial revenue.

We will require substantial additional funding to achieve our goals. If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

All of our drugs are undergoing clinical studies. All of our drug programs will require additional nonclinical and/or clinical testing and/or marketing authorization prior to commercialization. We will need to spend significant additional resources to conduct these activities. Our expenses could increase beyond expectations if the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities require us to perform clinical studies and other studies in addition to those that we currently anticipate. As of September 30, 2017, we had cash, cash equivalents and short-term investments equal to $286.1 million. Our research and development expenses were $68.5 million, $50.9 million and $29.0 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. Our research and development expenses were $100.9 million and $39.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Prior to our IPO, we funded our operating activities through a $100.0 million cash contribution we received from Ionis in 2015, $75.0 million we received from initiating our collaboration with Novartis and $106.0 million in drawdowns under our line of credit with Ionis. The line of credit converted to our common stock when we closed our IPO. We no longer have access to the line of credit following the closing of our IPO and we do not have any firm commitment from Ionis to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Based on our existing cash, cash equivalents and short-term investments and the proceeds from our IPO and the concurrent private placement with Novartis, we will need to raise additional funding to continue developing the drugs in our pipeline and to seek regulatory approval for and to commercialize volanesorsen and other drugs in our pipeline.

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

●	we or our partners may be unable to demonstrate that our drug's clinical and other benefits outweigh its safety risks to support approval;
●	such authorities may disagree with the interpretation of data from preclinical or clinical studies;
●	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers who manufacture clinical and commercial supplies for our drugs; and
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

Following approval of a drug, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of drug products. Promotional communications regarding prescription drugs must be consistent with the information in the product's approved labeling. We and our partners may not obtain the labeling claims necessary or desirable to successfully commercialize our drug products, including volanesorsen, AKCEA-APO(a)-LRx and our other drugs in development.

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

In addition, if we or others identify side effects after any of our drug products are on the market, if manufacturing problems occur subsequent to regulatory approval, or if we, our manufacturers or our partners fail to comply with regulatory requirements, we or our partners could be subject to:

●	restrictions on our ability to conduct clinical studies, including full or partial clinical holds on ongoing or planned clinical studies;
●	restrictions on such products' manufacturing processes;
●	changes to the product label;
●	restrictions on the marketing of a product;
●	restrictions on product distribution;
●	requirements to conduct post-marketing clinical studies;
●	Untitled or Warning Letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits or revenue;
●	suspension or withdrawal of regulatory approvals;
●	refusal to permit the import or export of our products;
●	product seizure;
●	injunctions; or
●	imposition of civil or criminal penalties.

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

Based on the profile of our drugs, physicians, patients, patient advocates, payors or the medical community in general may not accept and/or use any drugs that we may develop. For example, we expect volanesorsen's product label will require periodic platelet monitoring, which could negatively affect our ability to attract and retain patients for volanesorsen. Additionally, in the clinical setting, some patients discontinued treatment with volanesorsen, including five patients who discontinued participation in the APPROACH study due to platelet count declines. While we believe we can better maintain patients on volanesorsen through our patient-centric commercial approach where we plan to have greater involvement with physicians and patients, if we cannot effectively maintain patients on volanesorsen, we may not be able to generate substantial revenue from volanesorsen sales.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of drugs in our development pipeline. For example, if approved, volanesorsen could face competition from drugs like metreleptin. Metreleptin, produced by Novelion Therapeutics, Inc., is currently approved for use in generalized lipodystrophy patients. In September 2016, Arrowhead Pharmaceuticals, Inc. and Amgen Inc. announced a license and collaboration for development of Arrowhead's preclinical program which uses an RNAi conjugated with a GalNAc for the same target as AKCEA-APO(a)-LRx. AKCEA-APOCIII-LRx may compete with gemcabene, an oral small molecule that reduces ApoC-III, that Gemphire Therapeutics, Inc. is developing to treat patients with triglycerides above 500 mg/dL. If volanesorsen or the other drugs in our pipeline cannot compete effectively with these and other products with common or similar indications to the drugs in our pipeline, we may not be able to generate substantial revenue from our product sales.

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

If we are found in violation of federal or state "fraud and abuse" laws or other healthcare laws and regulations, we may be required to pay a penalty and/or be suspended from participation in federal or state healthcare programs, which may adversely affect our business, financial condition and results of operation.

We may be subject to various federal and state laws pertaining to healthcare "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws, among other things, make it illegal for a prescription drug manufacturer to pay, or offer to pay, a healthcare provider to refer, purchase or prescribe a particular drug. Due to the breadth of the statutory and regulatory provisions, it is possible that government authorities and others might challenge our practices under anti-kickback or other fraud and abuse laws. Moreover, recent healthcare reform legislation has strengthened these laws. In addition, false claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment, to government third-party payors, including Medicare and Medicaid claims for reimbursed drugs that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. If we violated fraud and abuse laws, we could face a combination of:

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

If Novartis exercises its option to license one or both of these drugs, we would rely on Novartis to further develop, obtain regulatory approvals for, and commercialize the licensed drug. In general, we cannot control the amount and timing of resources that Novartis devotes to our strategic collaboration. If Novartis fails to use commercially reasonable efforts to further develop, obtain regulatory approvals for, or commercialize these drugs, or if Novartis' efforts are not effective, our business may be negatively affected. Novartis could pursue other technologies or develop other drugs either on its own or in collaboration with others to treat the same diseases as we and Novartis plan to treat with AKCEA-APO(a)-LRx or AKCEA-APOCIII-LRx. Novartis could pursue these technologies and develop these other drugs at the same time as it is developing or commercializing AKCEA-APO(a)-LRx or AKCEA-APOCIII-LRx, and Novartis is not required to inform us of such activities.

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

To successfully commercialize volanesorsen, AKCEA-APO(a)-LRx and our other drugs in development, we will need to establish large-scale commercial manufacturing capabilities either on our own or through a third-party manufacturer. In addition, as our drug development pipeline matures, we will have a greater need for clinical study and commercial manufacturing capacity. We have no direct experience manufacturing pharmaceutical products of the chemical class represented by our drugs, called oligonucleotides, on a commercial scale for the systemic administration of a drug. We currently rely and expect to rely for the foreseeable future on Ionis' manufacturing capacity and efficiency to produce our oligonucleotide drugs, and our business could be negatively affected if Ionis ceased to provide us with this capability for any reason. In addition, there are a small number of suppliers for certain raw materials that we use to manufacture our drugs, and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing. Further, if we cannot continue to acquire raw materials from these suppliers on commercially reasonable terms or at all, we may be required to find alternative suppliers, which could be expensive and time consuming and negatively affect our ability to develop or commercialize our drugs in a timely manner or at all. We may not be able to manufacture our drugs at a cost or in quantities necessary to make commercially successful products.

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

Also, manufacturers must adhere to the FDA's current Good Manufacturing Practices regulations and similar regulations in foreign countries, which the applicable regulatory authorities enforce through facilities inspection programs. Our contract manufacturers may not comply or maintain compliance with Good Manufacturing Practices, or similar foreign regulations. Non-compliance could significantly delay or prevent receipt of marketing authorization for our drugs, including authorizations for volanesorsen, AKCEA-APO(a)-LRx and our other drugs in development, or result in enforcement action after authorization that could limit the commercial success of our drugs, including volanesorsen, AKCEA-APO(a)-LRx and our other drugs in development.

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

Ionis' interests may not be the same as, or may conflict with, the interests of our other stockholders. You will not be able to affect the outcome of any stockholder vote while Ionis controls the majority of the voting power of our outstanding common stock. As a result, Ionis can control, directly or indirectly and subject to applicable law, all matters affecting us, including:

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

Because Ionis' interests may differ from ours or yours, actions that Ionis takes with respect to us, as our controlling stockholder, may not be favorable to us or you.

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

Ionis' ability to privately sell its shares of our common stock, with no requirement for a concurrent offer to be made to acquire your shares of our common stock, could prevent you from realizing any change of control premium on your shares of our common stock that may otherwise accrue to Ionis on its private sale of our common stock. Additionally, if Ionis privately sells its significant equity interest in our company, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if Ionis sells a controlling interest in our company to a third party, such a sale could negatively impact or accelerate any future indebtedness we may incur, and negatively impact any other commercial agreements and relationships, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our operating results and financial condition.

Certain of our directors and officers may have actual or potential conflicts of interest because of their positions with Ionis*

Stanley T. Crooke, Chairman of the Board and Chief Executive Officer for Ionis, and B. Lynne Parshall, Chief Operating Officer for Ionis, serve on our board of directors and retain their positions with Ionis. In addition, these individuals own Ionis equity and Ionis equity awards. Ionis common stock, options to purchase Ionis common stock and other Ionis equity awards represent a significant portion of these individuals' net worth. Their position at Ionis and the ownership of any Ionis equity or equity awards creates, or may create the appearance of, conflicts of interest when we ask these individuals to make decisions that could have different implications for Ionis than the decisions have for us. In addition, our certificate of incorporation provides for the allocation of certain corporate opportunities between us and Ionis. Under these provisions, neither Ionis or its other affiliates, nor any of their officers, directors, agents or stockholders, will have any obligation to present to us certain corporate opportunities. For example, a director of our company who also serves as a director, officer or employee of Ionis or any of its other affiliates may present to Ionis certain acquisitions, in-licenses, potential development programs or other opportunities that may be complementary to our business and, as a result, such opportunities may not be available to us. To the extent attractive corporate opportunities are allocated to Ionis or its other affiliates instead of to us, we may not be able to benefit from these opportunities.

The resources Ionis provides us under the license agreement and the services agreement may not be sufficient for us to operate as a standalone company, and we may experience difficulty in separating our resources from Ionis.

Because we have not operated separately from Ionis in the past, we may have difficulty doing so. We will need to acquire resources in addition to, and eventually in lieu of, those provided by Ionis to our company, and may also face difficulty in separating our resources from Ionis' resources and integrating newly acquired resources into our business. In addition, Ionis may prioritize its own research, development, manufacturing and other needs ahead of the services Ionis has agreed to provide us, or Ionis employees who conduct services for us may prioritize Ionis' interests over our interests. Our business, financial condition and results of operations could be harmed if we have difficulty operating as a standalone company, fail to acquire resources that prove to be important to our operations or incur unexpected costs in separating our resources from Ionis' resources or integrating newly acquired resources.

We will incur incremental costs as a standalone company.

Ionis currently performs or supports many important corporate functions for our company. Our consolidated financial statements reflect charges for these services on an allocation basis. Under our services agreement with Ionis we can use these Ionis services for a fixed term established on a service-by-service basis. However, we generally will have the right to terminate a service earlier if we give notice to Ionis. Partial reduction in the provision of any service requires Ionis' consent. In addition, either party will be able to terminate the agreement due to a material breach of the other party, upon prior written notice, subject to limited cure periods.

We will pay Ionis mutually agreed upon fees for these services, based on Ionis' costs of providing the services. Since we negotiated the services agreement in the context of a parent subsidiary relationship, the terms of the agreement, including the fees charged for the services, may be higher or lower than those that would be agreed to by parties bargaining at arm's length for similar services and may be higher or lower than the costs reflected in the allocations in our historical consolidated financial statements. Ionis will pass third party costs through to us at Ionis' cost. In addition, while Ionis provides us these services, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them will be limited.

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

We have a development, commercialization and license agreement with Ionis. Pursuant to the license agreement, subject to certain restrictions, we and Ionis will share development responsibilities for volanesorsen, AKCEA-APO(a)-LRx and our other drugs in development. We are paying for research and development costs and reimbursing Ionis for Ionis' employees supporting our development activities. Until we build or acquire our own capabilities to replace those Ionis is providing to us, particularly development, regulatory and manufacturing services, we will be heavily dependent on Ionis.

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

●
we will need to obtain Ionis' approval to in-license a product, acquire a product or acquire another company, until the earlier of (i) 5 years following our IPO or (ii) when Ionis no longer is required to record its share of our profits and losses from an accounting perspective; and

●
there is nothing in our agreements with Ionis to prevent Ionis from developing and commercializing drugs targeting RNAs that are not ApoC-III, Apo(a) or ANGPTL3 to pursue the same indications we are pursuing with our drugs.

Each of the foregoing terms and Ionis' other rights under the license agreement, could limit our ability to realize the expected benefits of the license agreement or otherwise limit our ability to pursue transactions or development efforts other stockholders may view as beneficial. Further, if Ionis does not continue to own a significant portion of our equity, Ionis' incentive to help us would be diminished. If we fail to achieve the expected benefits of our agreements with Ionis, it may be more difficult, time consuming or expensive for us to develop and commercialize volanesorsen, AKCEA-APO(a)-LRx and our other drugs in development, or may result in our drugs being later to market than those of our competitors or prevent them from ever getting to market. If these events cause delays in new product development we could lose the first in class products in a given therapeutic area.

Risks Related to Our Intellectual Property

If we breach our obligations under our license agreement with Ionis, we could lose our rights to volanesorsen and our other drugs in development.

We obtained our rights to volanesorsen and our other drugs in development under our license agreement with Ionis. If we breach our obligations under this license agreement and, as a result, Ionis subsequently exercises its right to terminate it, we generally would not be able to continue to develop or commercialize volanesorsen, and our other drugs in development that incorporate Ionis' intellectual property, and Ionis would receive a royalty-free, nonexclusive license to our improvements to those programs, meaning we would lose the benefits of our investment in these programs. If we breach our obligations under this license agreement with respect to AKCEA-APO(a)-LRx or AKCEA-APOCIII-LRx and, as a result, Ionis exercises its right to terminate it, then our strategic collaboration with Novartis would convert into a direct strategic collaboration between Novartis and Ionis, and Ionis would receive all of the revenue and other benefits associated with that strategic collaboration.

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

Our commercial success depends upon our ability and the ability of our strategic partners to develop, manufacture, market and sell our drugs and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. Extensive litigation regarding patents and other intellectual property rights is common in the biotechnology and pharmaceutical industries. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our drugs and technology, including interference, derivation, reexamination, post-grant review, opposition, cancellation or similar proceedings before the U.S. PTO or its foreign counterparts. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may not be aware of all such intellectual property rights potentially relating to our drugs and their uses. If a third party claims that volanesorsen, AKCEA-APO(a)-LRx, our other drugs in development or our technology infringe its patents or other intellectual property rights, we or our partners may have to discontinue an important product or product line, alter our products and processes, pay license fees or cease certain activities. We may not be able to obtain a license to needed intellectual property on favorable terms, if at all. There are many patents issued or applied for in the biotechnology industry, and we may not be aware of patents or patent applications held by others that relate to our business. This is especially true since patent applications in the United States are filed confidentially for the first 18 months. Moreover, the validity and breadth of biotechnology patents involve complex legal and factual questions for which important legal issues remain. Thus, we do not know with certainty that our drugs or our intended commercialization thereof, does and will not infringe or otherwise violate any third party's intellectual property.

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

We are currently a small company. To commercialize volanesorsen, and our other drugs in development that we are responsible for commercializing, we will need to increase our operations and expand our use of third-party contractors. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company including hiring additional staff within our regulatory, clinical and medical affairs groups and an in-house commercial organization initially focused on marketing and selling volanesorsen, if approved. We currently have limited sales and marketing capability and therefore intend to recruit a specialty sales force in anticipation of volanesorsen's potential approval.

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

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain drug will enter the clinic, when we anticipate completing a clinical study, when we anticipate filing an application for marketing authorization, or when we or our partners plan to commercially launch a drug. We base our estimates on present facts and a variety of assumptions. Many underlying assumptions are outside of our control. If we do not achieve milestones in accordance with our or our investors' or securities analysts' expectations, including milestones related to volanesorsen, AKCEA-APO(a)-LRx and our other drugs in development, the price of our securities could decrease.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products, including potential product liability claims related to volanesorsen, AKCEA-APO(a)-LRx and our other drugs in development. We have clinical study insurance coverage and commercial product liability insurance coverage. In addition, Novartis has agreed to indemnify us against specific claims arising from Novartis' development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. However, this insurance coverage and indemnities may not be adequate to cover claims against us. Insurance may not be available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, products liability claims may result in decreased demand for our drug products, injury to our reputation, withdrawal of clinical study volunteers and loss of revenue. Thus, whether or not we are insured or indemnified, a product liability claim or product recall may result in losses that could be material.

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

The UK's anticipated exit from the European Union could increase these risks.

Our business activities outside of the United States are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K.'s Bribery Act 2010. In many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA. There is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.

If a natural or man-made disaster strikes our development or manufacturing facilities or otherwise affects our business, it could delay our progress developing and commercializing our drugs.

We currently rely on Ionis to manufacture our clinical supplies in a manufacturing facility located in Carlsbad, California. The facilities and the equipment required to develop and manufacture our drugs would be costly to replace and could require substantial lead time to repair or replace. Natural or man-made disasters, including, without limitation, earthquakes, floods, fires and acts of terrorism may harm these facilities. If a disaster affects these facilities, our and our partners' development and commercialization efforts would be delayed. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, a shutdown of the U.S. government, including the FDA could harm or delay our development and commercialization activities.

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

We are an "emerging growth company," as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Factors affecting the trading price of our common stock may include:

●	our failure to effectively develop and commercialize volanesorsen and our other drugs in development;
●	Novartis' failure to exercise its option and/or effectively develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx to the extent it exercises its option to license those drugs from us;
●	changes in the market's expectations about our operating results;
●	adverse results or delays in preclinical or clinical studies;
●	our decision to initiate a clinical study, not to initiate a clinical study or to terminate an existing clinical study;
●	adverse regulatory decisions, including failure to receive regulatory approval for volanesorsen, AKCEA-APO(a)-LRx and our other drugs in development;
●	success or failure of competitive products or antisense drugs more generally;
●	adverse developments concerning our manufacturers or our strategic partnerships;
●	inability to obtain adequate product supply for any drug for clinical studies or commercial sale or inability to do so at acceptable prices;
●	the termination of a strategic partnership or the inability to establish additional strategic partnerships;
●	unanticipated serious safety concerns related to the use of volanesorsen, AKCEA-APO(a)-LRx and our other drugs in development;
●
adverse safety or other clinical results, such as those that have occurred in the past or that may occur in the future, related to drugs being developed by Ionis or other companies that are or may be perceived to be similar to our drugs;

●	our ability to effectively manage our growth;
●	the size and growth, if any, of the targeted market;
●	our operating results do not meet the expectation of securities analysts or investors in a particular period;
●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	securities analysts do not publish reports about us or our business or publish negative reports;
●	changes in financial estimates and recommendations by securities analysts concerning our company, our market opportunity, or the biotechnology and pharmaceutical industries in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	overall performance of the equity markets;
●	announcements by us or our competitors of acquisitions, new drugs or programs, significant contracts, commercial relationships or capital commitments;
●	our and our strategic partners' ability to successfully market volanesorsen, AKCEA-APO(a)-LRx and our other drugs in development;
●	changes in laws and regulations affecting our business, including but not limited to clinical study requirements for approvals;
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

We cannot predict with certainty whether or when Ionis will sell a substantial number of shares of our common stock. Ionis' sale of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

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

If a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, Sections 382 and 383 of the Code limit the corporation's ability to use carryovers of its pre-change NOLs, credits and certain other tax attributes to reduce its tax liability for periods after the ownership change. Our issuance of common stock pursuant to our IPO may result in a limitation under Sections 382 and 383, either separately or in combination with certain prior or subsequent shifts in the ownership of our common stock. As a result, our ability to use carryovers of our pre-change NOLs and credits to reduce our future U.S. federal income tax liability may be subject to limitations. This could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

●
authorize "blank check" preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

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

Our bylaws designate the Court of Chancery of the State of Delaware and federal court within the State of Delaware as the exclusive forum for certain types of actions and proceedings that our stockholders may initiate, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our bylaws described above. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We design and evaluate our disclosure controls and procedures recognizing that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance and not absolute assurance of achieving the desired control objectives.

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2017.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

a. Exhibits

Exhibit Number	Description of Document
31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Akcea Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

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

Signatures	Title	Date

/s/ PAULA SOTEROPOULOS	President and Chief Executive Officer
Paula Soteropoulos	(Principal executive officer)	November 7, 2017

/s/ MICHAEL MACLEAN	Chief Financial Officer
Michael MacLean	(Principal financial and accounting officer)	November 7, 2017