Form 10-Q
period 2018-03-31
AKCEA THERAPEUTICS, INC.
filed 2018-05-07
CIK 1662524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The number of shares of common stock outstanding as of April 30, 2018 was 85,593,246.

AKCEA THERAPEUTICS, INC.
FORM 10-Q

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

AKCEA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
		(as revised)
ASSETS
Current assets:
Cash and cash equivalents	$69,907	$58,367
Short-term investments	175,028	201,763
Contracts receivable	-	5,413
Other current assets	5,628	1,302
Total current assets	250,563	266,845
Property, plant and equipment, net	50	77
Licenses, net	1,191	1,221
Deposits and other assets	661	661
Total assets	$252,465	$268,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,578	$2,381
Payable to Ionis Pharmaceuticals, Inc.	27,737	14,365
Accrued compensation	3,773	4,083
Accrued liabilities	13,413	7,570
Current portion of deferred revenue	48,866	58,192
Other current liabilities	1,929	1,875
Total current liabilities	98,296	88,466
Long-term portion of deferred rent	10	12
Long-term portion of deferred revenue	7,859	12,501
Total liabilities	106,165	100,979
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2018 and December 31, 2017; 66,803,803 and 66,541,629 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	67	67
Additional paid-in capital	472,549	464,430
Accumulated other comprehensive loss	(468)	(451)
Accumulated deficit	(325,848)	(296,221)
Total stockholders' equity	146,300	167,825
Total liabilities and stockholders' equity	$252,465	$268,804

See accompanying notes.

AKCEA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
		(as revised)
Revenue:
Research and development revenue under collaborative agreement	$17,108	$6,094
Total revenue	17,108	6,094

Expenses:
Research and development	27,970	64,794
General and administrative	19,465	4,676
Total operating expenses	47,435	69,470

Loss from operations	(30,327)	(63,376)

Other income (expense):
Investment income	868	61
Interest expense	—	(541)
Other expense	(168)	—

Loss before income tax expense	(29,627)	(63,856)

Income tax expense	—	—

Net loss	$(29,627)	$(63,856)

Net loss per share of preferred stock, basic and diluted	$—	$(2.21)
Weighted-average shares of preferred stock outstanding, basic and diluted	—	28,884,540
Net loss per share of common stock, basic and diluted	$(0.44)	$—
Weighted-average shares of common stock outstanding, basic and diluted	66,616,337	—

See accompanying notes.

AKCEA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
		(as revised)
Net loss	$(29,627)	$(63,856)
Unrealized gains (losses) on investments, net of tax	(45)	(28)
Currency translation adjustment	28	6
Comprehensive loss	$(29,644)	$(63,878)

See accompanying notes.

AKCEA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
		(as revised)
Operating activities:
Net loss	$(29,627)	$(63,856)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	27	29
Amortization of licenses	30	30
Amortization of premium on investments, net	149	24
Non-cash interest expense for line of credit with Ionis Pharmaceuticals, Inc.	—	541
Stock-based compensation expense	6,384	3,180
Changes in operating assets and liabilities:
Contracts receivable	5,413	—
Other current and long-term assets	(4,326)	(1,915)
Prepaid amounts to Ionis Pharmaceuticals, Inc.	—	(3,005)
Accounts payable	197	(459)
Payable to Ionis Pharmaceuticals, Inc.	13,372	(9,355)
Accrued compensation	(310)	(1,658)
Deferred rent	(10)	(9)
Accrued liabilities	5,843	331
Income taxes payable	63	(9)
Deferred revenue	(13,968)	102,301
Net cash (used in) provided by operating activities	(16,763)	26,170

Investing activities:
Purchases of short-term investments	(9,906)	(49,465)
Proceeds from sale of short-term investments	36,447	2,750
Net cash (used in) provided by investing activities	26,541	(46,715)

Financing activities:
Proceeds from exercise of common stock options and employee stock purchase plan issuances	1,724	—
Proceeds from line of credit from Ionis Pharmaceuticals, Inc.	—	91,000
Offering costs paid	—	(459)
Net cash provided by financing activities	1,724	90,541
Effect of exchange rates on cash	38	5

Net increase in cash and cash equivalents	11,540	70,001
Cash and cash equivalents at beginning of period	58,367	7,857
Cash and cash equivalents at end of period	$69,907	$77,858

Supplemental disclosures of non-cash financing activities:
Unpaid deferred offering costs	$450	$319

See accompanying notes.

AKCEA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

1.	Basis of Presentation and Organization

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Certain amounts in the prior period financial statements have been revised to conform to the presentation of the current period financial statements. See Note 2, Summary of Significant Accounting Policies, for a discussion of certain revisions to prior period financial statements made in connection with our adoption of the new revenue recognition guidance retroactive to January 1, 2017.

The condensed consolidated financial statements include the accounts of Akcea Therapeutics, Inc. ("we," "our," and "us") and our wholly owned subsidiaries. All intercompany transactions and balances were eliminated in consolidation. We included all normal recurring adjustments in the financial statements which we considered necessary for a fair presentation of our financial position and our operating results and cash flows for the interim periods ended March 31, 2018 and 2017. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements included on the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

We were incorporated in Delaware in December 2014. We were organized by Ionis Pharmaceuticals, Inc., or Ionis, to focus on developing and commercializing drugs to treat patients with rare and serious diseases. On July 19, 2017, we completed our initial public offering, or IPO. As of March 31, 2018, Ionis owned approximately 68% of our common stock and is our majority shareholder. Prior to our IPO, we were wholly owned by Ionis.

In accordance with Accounting Standard Codification, or ASC, 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2018, we had an accumulated deficit of $325.8 million. During the three months ended March 31, 2018, we incurred a loss of $29.6 million, and used $16.8 million of cash in operations. We expect to continue to generate operating losses in the foreseeable future. We expect that our cash, cash equivalents and investments of $244.9 million as of March 31, 2018, together with the $200.0 million from the common stock issuance to Ionis in conjunction with the licensing transaction with Ionis discussed in Note 10, Subsequent Events, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from issuance of these financial statements.

2.	Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to our financial statements included on the Annual Report on Form 10-K for the year ended December 31, 2017 except as noted below with respect to our revenue recognition accounting policy.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Translation of Foreign Currency

For our foreign subsidiaries that report in a functional currency other than U.S. dollars, we translate their assets and liabilities into U.S. dollars using the exchange rate at the balance sheet date. We translate revenue and expenses at the monthly average exchange rates for the period. We translate transactions in our capital accounts at the historic exchange rate in effect at the date of the transaction. We include foreign currency translation adjustments as a component of accumulated other comprehensive loss within the condensed consolidated statements of comprehensive loss.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, or Topic 605, and creates a new Topic 606, Revenue from Contracts with Customers, or Topic 606. In 2015 and 2016, the FASB issued additional ASUs related to Topic 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. When we offer options for additional goods or services, such as an option to license a drug in the future or for additional goods or services to be provided in the future, we evaluate whether options are material rights that should be treated as additional performance obligations. We typically have not concluded that the option to license a drug or the options for additional goods or services that may be requested in the future under our collaboration agreement are material rights as the amounts attributable to such options represent standalone selling price, and therefore no consideration is allocated to these items at the inception of an agreement. When a partner exercises their option to license a drug or requests the additional goods or services, a new performance obligation is created for that item. Once performance obligations are identified, we then recognize as revenue the amount of the transaction price that we allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of an output or input method. We have one revenue stream from our strategic collaboration, option and license agreement, or collaboration agreement, with Novartis Pharma AG, or Novartis, which we entered into in January 2017. For a complete discussion of the accounting for our collaboration revenue, see Note 4, Strategic Collaboration with Novartis.

Effective January 1, 2018, we adopted Topic 606 using the full retrospective transition method. Under this method, we revised our consolidated financial statements for prior period amounts including the interim periods included in this Report on Form 10-Q, as if Topic 606 had been effective for such periods. The references "as revised" used herein refer to revisions of data for the three months ended March 31, 2017 and the year ended December 31, 2017 as a result of our adoption of Topic 606.

Impact of Adoption

As a result of adopting Topic 606 on January 1, 2018, we have revised our comparative financial statements for the prior year as if Topic 606 had been effective for that period. Under Topic 605, we recognized revenue over time. Under Topic 606, we recognize revenue based on the input method based on total costs of performing services over time. As a result, the following financial statement line items for fiscal year 2017 were affected.

Condensed Consolidated Balance Sheets

	December 31, 2017 (in thousands)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Current portion of deferred revenue	$58,192	$50,579	$7,613
Long‑term portion of deferred revenue	12,501	8,306	4,195
Accumulated deficit	$(296,221)	$(284,413)	$(11,808)

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31, 2017 (in thousands, except per share data)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Research and development revenue under collaborative agreements	$6,094	$9,597	$(3,503)
Loss from operations	(63,376)	(59,873)	(3,503)
Net loss	(63,856)	(60,353)	(3,503)
Net loss per share of preferred stock, basic and diluted	$(2.21)	$(2.09)	$(0.12)

Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2017 (in thousands)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Net loss	$(63,856)	$(60,353)	$(3,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred revenue	102,301	98,798	3,503
Cash and cash equivalents at beginning of period	7,857	7,857	—
Cash and cash equivalents at end of period	$77,858	$77,858	$—

New Accounting Pronouncements - Recently Issued

In February 2016, the FASB issued amended accounting guidance related to lease accounting, which requires us to record all leases with a term longer than one year on our balance sheet. When we record leases on our balance sheet under the new guidance, we will record a liability with a value equal to the present value of payments we will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires us to determine if any lease we have is an operating or financing lease, similar to current accounting guidance. We will record expense for an operating type lease on a straight-line basis as an operating expense and we will record expense for a financing type lease as interest expense. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We must adopt the new standard on a modified retrospective basis, which requires us to reflect any leases we have on our consolidated balance sheet for the earliest comparative period presented. We are currently assessing the impact that adoption of this guidance will have on our consolidated financial statements and disclosures.

In June 2016, the FASB issued guidance that changes the measurement of credit losses for most financial assets and certain other instruments. If we have credit losses, this updated guidance requires us to record allowances for these instruments under a new expected credit loss model. This model requires us to estimate the expected credit loss of an instrument over its lifetime, which represents the portion of the amortized cost basis that we do not expect to collect. This change will result in us remeasuring our allowance in each reporting period we have credit losses. The new standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. When we adopt the new standard, we will make any adjustments to beginning balances through a cumulative-effect adjustment to accumulated deficit on that date. We are currently assessing the timing of adoption as well as the effects it will have on our consolidated financial statements and disclosures.

In February 2018, the FASB issued updated guidance for reclassification of tax effects from accumulated other comprehensive income (loss). The updated guidance gives entities an option to reclassify the stranded tax effects resulting from changes due to the Tax Act from accumulated other comprehensive income (loss) to accumulated deficit. The updated guidance is effective for all entities for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Early adoption is permitted, and adoption is optional. We are currently assessing the effects this updated guidance could have on our consolidated financial statements and the timing of potential adoption.

3.	Investments and Fair Value Measurements

Investments

The following is a summary of our investments at March 31, 2018 and December 31, 2017 (in thousands):

		Gross Unrealized		Estimated
March 31, 2018	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$101,180	$—	$(220)	$100,960
Debt securities issued by U.S. government agencies	68,782	—	(135)	68,647
Total securities with a maturity of one year or less	169,962	—	(355)	169,607

Corporate debt securities	2,919	—	(23)	2,896
Debt securities issued by U.S. government agencies	2,529	—	(4)	2,525
Total securities with a maturity of one to two years	5,448	—	(27)	5,421
Total available-for-sale securities	$175,410	$—	$(382)	$175,028

		Gross Unrealized		Estimated
December 31, 2017	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$132,434	$—	$(206)	$132,228
Debt securities issued by U.S. government agencies	38,135	—	(59)	38,076
Total securities with a maturity of one year or less	170,569	—	(265)	170,304

Corporate debt securities	8,267	—	(35)	8,232
Debt securities issued by U.S. government agencies	23,264	—	(37)	23,227
Total securities with a maturity of one to two years	31,531	—	(72)	31,459
Total available-for-sale securities	$202,100	$—	$(337)	$201,763

We recorded unrealized losses related to the securities listed above as of March 31, 2018 and December 31, 2017. We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate a full recovery of our debt securities' amortized cost basis at maturity.

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

The following tables present the major security types we held at March 31, 2018 and December 31, 2017 that are regularly measured and carried at fair value. The table segregates each security by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities' fair value (in thousands):

	At March 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$65,963	$65,963	$—
Corporate debt securities (2)	103,856	—	103,856
Debt securities issued by U.S. government agencies (2)	71,172	—	71,172
Total	$240,991	$65,963	$175,028

	At December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$48,430	$48,430	$—
Corporate debt securities (2)	140,460	—	140,460
Debt securities issued by U.S. government agencies (2)	61,303	—	61,303
Total	$250,193	$48,430	$201,763

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.
(2)	Included in short-term investments on our condensed consolidated balance sheets.

We did not have any Level 3 investments at March 31, 2018 and December 31, 2017. During the three months ended March 31, 2018 and the year ended December 31, 2017, there were no transfers between Level 1 and Level 2.

4.	Strategic Collaboration with Novartis

In January 2017, we initiated a strategic collaboration with Novartis for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the Novartis collaboration, Novartis has an exclusive option to further develop and commercialize these drugs. We are responsible for completing a Phase 2 program, conducting an end-of-Phase 2 meeting with the FDA and providing initial quantities of the active pharmaceutical ingredient, or API, for each drug. If Novartis exercises an option for one of these drugs, Novartis will be responsible for all further global development, regulatory and co-commercialization activities and costs for such drug.

We received a $75.0 million upfront payment in the first quarter of 2017, of which we retained $60.0 million and we paid Ionis $15.0 million as a sublicense fee under our license agreement with Ionis. If Novartis exercises its option for a drug, Novartis will pay us a license fee equal to $150.0 million for each drug licensed by Novartis. In addition, for AKCEA-APO(a)-LRx, we are eligible to receive up to $600.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $285.0 million for the achievement of commercialization milestones. In addition, for AKCEA-APOCIII-LRx, we are eligible to receive up to $530.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $240.0 million for the achievement of regulatory milestones and up to $265.0 million for the achievement of commercialization milestones. We will earn the next milestone payment of $25.0 million under this collaboration if Novartis advances the Phase 3 study for either drug. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will pay 50% of these license fees, milestone payments and royalties to Ionis as a sublicense fee. We plan to co-commercialize any licensed drug commercialized by Novartis in selected markets under terms and conditions that we plan to negotiate with Novartis in the future, through the specialized sales force we are building to commercialize inotersen and volanesorsen.

At commencement of our strategic collaboration, we identified the following four distinct performance obligations:

●	Development activities for AKCEA-APO(a)-LRx;
●	Development activities for AKCEA-APOCIII-LRx;
●	API for AKCEA-APO(a)-LRx; and
●	API for AKCEA-APOCIII-LRx.

The development activities and the supply of API are distinct because Novartis or another third party could provide these items without our assistance.

We determined the transaction price for the Novartis collaboration was $108.4 million, comprised of the following:

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

None of the development or regulatory milestone payments have been included in the transaction price, as all milestone payments are fully constrained. As part of our evaluation of the constraint, we considered numerous factors, including the fact that achievement of the milestones is outside of our control and contingent upon the success of our clinical trials, Novartis' efforts, and the receipt of regulatory approval. We will re-evaluate the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Based on the distinct performance obligations under the Novartis collaboration, we allocated the $108.4 million transaction price based on relative stand-alone selling prices of each of our performance obligations as follows:

●	$64.0 million for development services for AKCEA-APO(a)-LRx;
●	$40.1 million for development services for AKCEA-APOCIII-LRx;
●	$1.5 million for the delivery of AKCEA-APO(a)-LRx API; and
●	$2.8 million for the delivery of AKCEA-APOCIII-LRx API.

We are recognizing revenue related to each of our performance obligations as follows:

●
We will satisfy the development services performance obligation for AKCEA-APO(a)-LRx as the research and development services are performed.  We determined that the period of performance of the research and development services was two years, or through December 2018.  We recognize revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred;

●
We will satisfy the development services performance obligation for AKCEA-APOCIII-LRx as the research and development services are performed.  We determined that the period of performance of the research and development services was two and a half years, or through June 2019.  We recognize revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred;

●	We will recognize the amount attributed to the AKCEA-APO(a)-LRx API supply when we deliver API to Novartis; and
●	We recognized the amount attributed to the AKCEA-APOCIII-LRx API supply when we delivered API to Novartis in 2017.

At March 31, 2018, the aggregate transaction price allocated to our remaining performance obligations was $56.7 million, which we are recognizing over the estimated period of our performance obligation.

Additionally, we and Ionis entered into a stock purchase agreement, or SPA, with Novartis. Under the SPA, in July 2017, Novartis purchased $50.0 million of our common stock in a separate private placement concurrent with the completion of our IPO at a price per share equal to the IPO price. Our IPO is discussed in Note 9, Initial Public Offering.

During the three months ended March 31, 2018, we earned revenue of $17.1 million from our relationship with Novartis, representing 100% of our revenue. In comparison, we earned revenue of $6.1 million for the same period in 2017 (as revised). During the three months ended March 31, 2018, we recognized $17.1 million of revenue from amounts that were in our beginning deferred revenue balance. Our consolidated balance sheet at March 31, 2018 and December 31, 2017 (as revised) included deferred revenue of $56.7 million and $70.7 million, respectively, related to our relationship with Novartis.

5.	Development, Commercialization and License Agreement and Services Agreement with Ionis

We entered into a development, commercialization and license agreement and a services agreement in December 2015 with Ionis. The following section summarizes these related party agreements with Ionis.

Development, Commercialization and License Agreement

Our development, commercialization and license agreement, or the license agreement, with Ionis granted exclusive rights to us to develop and commercialize volanesorsen, AKCEA-APO(a)-LRx, AKCEA-APOCIII-LRx, and AKCEA-ANGPTL3-LRx, which are collectively referred to as the Lipid Drugs. Ionis has granted us an exclusive license to certain patents to develop and commercialize products containing the Lipid Drugs. Ionis also granted us a non-exclusive license to the Ionis antisense platform technology for us to develop and commercialize products containing the Lipid Drugs. Ionis also granted us non-exclusive rights under its manufacturing technology to manufacture the Lipid Drugs in our own facility or at a contract manufacturer. As a part of this agreement both companies agreed not to work with any other parties to develop or commercialize other drugs that are designed to inhibit any of the Lipid Drug targets so long as we are developing or commercializing the Lipid Drugs.

We and Ionis share development responsibilities for the Lipid Drugs. We pay Ionis for the research and development expenses it incurs on our behalf, which include both external and internal expenses. External research and development expenses include costs for contract research organizations, or CROs, costs to conduct nonclinical and clinical studies on our drugs, costs to acquire and evaluate clinical study data, such as investigator grants, patient screening fees and laboratory work, and fees paid to consultants. Internal research and development expenses include costs for the work that Ionis' research and development employees perform for us. Ionis charges us a full-time equivalent rate that covers personnel-related expenses, including salaries and benefits, plus an allocation of facility-related expenses, including rent, utilities, insurance and property taxes, for those development employees who work either directly or indirectly on the development of our drugs. We also pay Ionis for the API, and drug product we use in our nonclinical and clinical studies for all of our drugs. Ionis manufactures the API for us and charges us a price per gram consistent with the price Ionis charges its pharmaceutical partners, which includes the cost for direct materials, direct labor and overhead required to manufacture the API. If we need the API filled in vials for our clinical studies and Ionis contracts with a third party to perform this work, Ionis will charge us for the resulting cost.

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

In the first quarter of 2017, we entered into letter agreements with Ionis to reflect the agreed upon payment terms with respect to the upfront option payment that we received from Novartis and to allocate the premium that Novartis paid for Ionis' common stock in connection with our strategic collaboration with Novartis. For additional detail regarding our strategic collaboration with Novartis, see Note 4, Strategic Collaboration with Novartis.

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

However, if we wanted to provide for our own human resources and personnel services, and doing so would not negatively impact Ionis' internal controls and procedures for financial reporting, we can negotiate in good faith with Ionis for a reduced scope of services related to human resources and personnel services. When Ionis determines it should no longer consolidate our financials, we may mutually agree with Ionis in writing to extend the term of this arrangement in six-month increments.

We can establish our own benefits programs or continue to use Ionis' benefits, however we must provide Ionis a minimum advance notice to opt-out of using Ionis' benefits. We do not currently plan to establish our own benefits programs at this time or in the near future.

As of March 31, 2018 and December 31, 2017, we owed Ionis $27.7 million and $14.4 million, respectively.

The following table summarizes the amounts included in our operating expenses that were generated by transactions with Ionis for the following periods (in thousands):

	Three Months Ended March 31,
	2018	2017
Services performed by Ionis	$1,945	$2,957
Active pharmaceutical ingredient manufactured by Ionis	5,229	3,083
Sublicensing expenses	—	48,394
Out-of-pocket expenses paid by Ionis	6,236	8,868
Total expenses generated by transactions with Ionis	13,410	63,302
Payable balance to Ionis at the beginning of the period	14,365	24,355
Prepaid amounts to Ionis	—	3,005
Less: total amounts paid to Ionis during the period	(38)	(42,268)
Less: non-cash sublicensing expenses	—	(33,394)
Total amount payable to Ionis at period end	$27,737	$15,000

6. Stock-Based Compensation

Stock Plans

2015 Equity Incentive Plan

In December 2015, our board of directors and stockholder adopted and approved our 2015 Equity Incentive Plan, or the 2015 Plan. In May 2017 and June 2017, our board of directors and stockholder, respectively, approved an amendment to our 2015 Equity Incentive Plan in order to, among other things, increase the number of shares of common stock reserved for issuance thereunder to 8,500,000 shares of common stock in conjunction with the IPO. In December 2017 and April 2018, our board of directors and our majority stockholder, respectively, approved an additional amendment to our 2015 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder to 13,500,000 shares of common stock.

As of March 31, 2018, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2015 Plan was 8,500,000 shares, not including an additional 5,000,000 shares approved by the Board of Directors in December 2017, which are subject to shareholder approval on June 1, 2018. The 2015 Plan also provides for the grant of non-statutory stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, restricted stock awards and restricted stock unit awards. At March 31, 2018, assuming approval of the additional 5,000,000 shares above, a total of 9,298,024 options were outstanding, of which 3,276,937 were exercisable, 32,529 restricted stock unit awards were outstanding, and 4,201,976 shares were available for future grant under the 2015 Plan.

2017 Employee Stock Purchase Plan

In May 2017 and June 2017, our board of directors and stockholder, respectively, approved our 2017 Employee Stock Purchase Plan, or 2017 ESPP, which became effective upon the completion of our IPO, and the reservation for issuance thereunder of 1,165,416 shares of common stock. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase commencing on January 1, 2018 and ending on (and including) January 1, 2027 in an amount equal to the lesser of (i) 1% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, and (ii) 500,000 shares of Common Stock.

During the three months ended March 31, 2018, 15,732 shares were issued under our 2017 ESPP. As of March 31, 2018, the aggregate number of shares of common stock that may be issued pursuant to the 2017 ESPP was 1,149,684 shares. At March 31, 2018, accrued liabilities included $144,000 of ESPP contributions related to our current enrollment period for which the related shares will be issued on July 2, 2018.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development expenses	$2,314	$1,600
General and administrative expenses	4,070	1,580
Total	$6,384	$3,180

7.	Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss (in thousands):

2018
Balance, as of December 31, 2017	$(451)
Unrealized gains (losses) on investments, net of tax (1)	(45)
Currency translation adjustment	28
Net other comprehensive income (loss)	(17)
Balance, as of March 31, 2018	$(468)

(1)	There was no tax benefit for other comprehensive income (loss) for the three months ended March 31, 2018.

8.	Basic and Diluted Net Loss Per Share

The following table summarizes the calculation of basic EPS for the three months ended March 31, 2018 and 2017 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Losses allocated to preferred shares	$—	$(63,856)
Weighted-average preferred shares outstanding	—	28,884,540
Basic loss per preferred share	$—	$(2.21)

Losses allocated to common shares	$(29,627)	$—
Weighted-average common shares outstanding	66,616,337	—
Basic loss per common share	$(0.44)	$—

For the three months ended March 31, 2018 and 2017, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	Options to purchase common stock;
●	Unvested restricted stock units; and
●	Employee Stock Purchase Plan, or ESPP.

9.	Initial Public Offering

On July 19, 2017, we completed our IPO. Total net proceeds were $182.3 million, including the following:

●	$132.3 million from the sale of 17,968,750 shares of our common stock in our IPO of which $25 million was invested by Ionis; and
●	$50.0 million from the purchase of 6,250,000 shares by Novartis in a concurrent private placement.

In addition, both of the following occurred in connection with the completion of our IPO on July 19, 2017:

●	the conversion of all outstanding shares of Series A convertible preferred stock into 28,884,540 shares of our common stock; and
●	the conversion of $106.0 million of outstanding principal plus accrued interest from the line of credit into 13,438,339 shares of common stock.

10.	Subsequent Events

Operating Lease

On April 5, 2018, we entered into an operating lease agreement with MEPT Seaport 13 Stillings LLC, or MEPT, for 30,175 square feet of office space located in Boston, Massachusetts for our new corporate headquarters. The anticipated commencement date of the lease is August 15, 2018. The initial term of the lease is 123 months with one five-year renewal option. Future minimum annual lease payments under this lease are $0.8 million in 2018, $2.2 million in 2019, $2.3 million in 2020, $2.3 million in 2021, $2.3 million in 2022, and $14.2 million thereafter. MEPT will provide us with a three-month free rent period and a tenant improvement allowance up to $3.8 million. We provided the Landlord with a letter of credit to secure our obligations under the lease in the initial amount of $2.4 million, to be reduced to $1.8 million on the third anniversary of the rent commencement date and to $1.2 million on the fifth anniversary of the rent commencement date if we meet certain conditions set forth in the lease at each such time.

Inotersen Development, Commercialization, Collaboration and License Agreement

On April 17, 2018, our stockholders, other than Ionis and its affiliates, approved the development, commercialization, collaboration and license agreement, or License Agreement, and a stock purchase agreement, or Ionis SPA, with Ionis, our majority shareholder which was entered into on March 14, 2018. In addition, in connection with these agreements, we entered into an amended and restated services agreement, or Amended Services Agreement, and an amended and restated investor rights agreement, or Amended Investor Rights Agreement, with Ionis.

We determined that the License Agreement and Ionis SPA included provisions which required the approval of the agreements by our stockholders, other than Ionis and its affiliates, which we deemed was not perfunctory in nature, therefore, we concluded that the approved date of the agreements for accounting purposes would be April 17, 2018, the date on which such approval was received.

In accordance with the terms and provisions of the License Agreement, we received rights to:

●
commercialize inotersen following receipt of regulatory approval and perform certain other non-commercial activities with respect to inotersen, in each case, in accordance with a global strategic plan;

●	partner on the completion of all pivotal studies, of a follow-on drug to inotersen, AKCEA-TTR-LRx and perform other non-commercial activities with respect to AKCEA-TTR-LRx;
●	commercialize AKCEA-TTR-LRx, following receipt of regulatory approval in accordance with a global strategic plan;
●	share in profits and losses with respect to inotersen and AKCEA-TTR-LRx;
●	manufacture (including through a third party) each product following receipt of regulatory approval for such product; and
●	sublicense the development and commercialization of either product to third parties or affiliates, with the consent of Ionis.

As payment for the grant of rights under the License Agreement, we paid an upfront licensing fee of $150.0 million, which was paid through the issuance of 8 million shares of our common stock priced by reference to a recent trading average. In addition, we will be obligated to make milestone payments to Ionis in connection with the achievement of certain development, regulatory and commercialization events. These milestone payments include up to $110.0 million, if all inotersen approval milestones are met; up to $145.0 million, if all AKCEA-TTR-LRx milestones are met; and a total of $1.3 billion, in the form of seven milestones, if all sales milestones for the combined products are met. We can elect to pay each milestone payment in cash or shares of our common stock and Ionis may require payment in shares of common stock. Subsequent to the achievement of the milestone event for aggregate worldwide annual net sales of $750 million for the products, all subsequent milestone payments must be paid in cash.

We and Ionis also agreed to share inotersen and AKCEA-TTR-LRx profits and losses as follows: for inotersen, beginning on the earlier of (i) the first day of the quarter after receipt of regulatory approval of inotersen in the United States, or (ii) January 1, 2019, the parties will share profits and losses from the development and commercialization of inotersen (A) on a 60/40 basis (60% to Ionis and 40% to us) through the end of the quarter in which the first commercial sale of AKCEA-TTR-LRx occurs, and (B) on a 50/50 basis commencing on the first day of the first quarter thereafter; and for AKCEA-TTR-LRx, beginning January 1, 2018, the parties will share all profits and losses from the development and commercialization of AKCEA-TTR-LRx on a 50/50 basis.

The License Agreement will remain in effect until the expiration of all included payment obligations, or unless earlier terminated. The License Agreement can be terminated by mutual consent of us and Ionis, by either us or Ionis upon certain events, by either party upon material breach, or by Akcea for convenience upon providing 90 days written notice to Ionis. Upon termination all rights received under the License Agreement will terminate.

To support the commercialization of inotersen and AKCEA-TTR-LRx, Ionis purchased 10.7 million shares of our common stock for $200 million and received an additional 8 million shares in consideration of the upfront licensing fee, increasing Ionis' ownership percentage to approximately 75%.

The Amended Services Agreement allows for the expansion of general and administrative services provided to us by Ionis to cover the inotersen and AKCEA-TTR-LRx products, under terms substantially similar to the prior services agreement.

In connection with the licensing transaction, we amended our Certificate of Incorporation to increase the authorized shares of common stock from 100,000,000 shares to 125,000,000 shares.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, "Akcea," "Company," "we," "our," and "us," means Akcea Therapeutics, Inc. and our subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our financial position, outlook and our business, and the therapeutic and commercial potential of inotersen, volanesorsen and our other products in development. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such drugs. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion and analysis should be read in conjunction with (1) our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and (2) the audited financial statements and accompanying notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2017, which are contained in our Annual Report on the Form 10-K for the fiscal year ended on December 31, 2017 filed on February 28, 2018 with the SEC.

OVERVIEW

We are a biopharmaceutical company focused on developing and commercializing drugs to treat patients with rare and serious diseases with leading-edge, RNA-targeted medicines. Our priority is to bring transformative medicines to patients by driving clinical program execution, understanding patient and physician needs, preparing the market, creating market access, and commercializing our products on a global basis. As an affiliate of Ionis Pharmaceuticals, Inc., or Ionis, we have a robust portfolio of development- and registration-stage drugs covering multiple targets and diseases using advanced RNA-targeted antisense therapeutics. Our immediate focus is to prepare for the approval and commercial launch of inotersen and volanesorsen as we continue to drive our other clinical programs forward through development.

On March 14, 2018, we announced that we had obtained exclusive worldwide licensing rights from Ionis to inotersen and AKCEA-TTR-LRx. This licensing transaction was approved by our shareholders in April 2018. Inotersen is currently under regulatory review by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, for the treatment of hereditary transthyretin amyloidosis, or hATTR. This licensing transaction leverages the commercial infrastructure already in place at Akcea in preparation for the commercial launch of volanesorsen upon regulatory approval. The Akcea team is preparing to launch inotersen in the United States, or U.S., and European Union, or EU following planned approvals in 2018. In collaboration with Ionis, we are also developing AKCEA-TTR-LRx for hereditary and wild-type forms of ATTR. AKCEA-TTR-LRx is planned to enter clinical development in 2018.

With the licensing agreement, we have expanded our efforts to treat people with serious and under-served rare diseases focusing on transthyretin amyloidosis, or ATTR, and cardiometabolic diseases.

ATTR

Inotersen is an antisense drug designed to reduce the production of transthyretin, or TTR protein, to treat hereditary ATTR, or hATTR, a severe, rare and fatal genetic disease. In patients with hATTR, both the mutant and wild-type, or wt, TTR protein builds up as fibrils in tissues, such as the peripheral nerves, heart, gastrointestinal system, eyes, kidneys, central nervous system, thyroid and bone marrow. The presence of TTR fibrils interferes with the normal functions of these tissues. The progressive accumulation of TTR amyloid deposits in these tissues and organs leads to sensory, motor and autonomic dysfunction often having debilitating effects on multiple aspects of a patient's life and eventually leads to death.

Inotersen is currently under regulatory review for marketing authorization in the United States, or U.S., EU and Canada. The FDA has granted Orphan Drug Designation and Fast Track Status to inotersen for the treatment of patients with polyneuropathy due to hATTR and has assigned a prescription drug user fee act, or PDUFA, date of October 6, 2018. The EMA has granted accelerated assessment and Orphan Drug Designation to inotersen. In Canada, our New Drug Submission, or NDS, was granted Priority Review by Health Canada.

Inotersen was discovered and previously developed by Ionis Pharmaceuticals, before being in-licensed by us in April 2018. In addition to inotersen, we and Ionis are developing AKCEA-TTR-LRx for hereditary and wild-type forms of ATTR and are planning to begin clinical development of this program in 2018.

Cardiometabolic

Our lipid/cardiometabolic drugs, volanesorsen, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx, are all based on antisense technology developed by Ionis. Our most advanced drug, volanesorsen, is currently under review by regulatory agencies in the U.S., EU and Canada for the treatment of people with familial chylomicronemia syndrome, or FCS. In the U.S., the FDA assigned a PDUFA date of August 30, 2018 and scheduled an advisory committee meeting for May 10, 2018. In Canada, our New Drug Submission, or NDS, was granted Priority Review by Health Canada. FCS is a severe and rare lipid disorder characterized by extremely elevated levels of triglycerides. FCS has life-threatening consequences such as acute pancreatitis and the lives of patients with this disease are impacted daily by the associated symptoms. In our clinical program, we have observed consistent and substantial (>70%) decreases in triglycerides and improvements in other manifestations of FCS, including pancreatitis attacks and abdominal pain. We believe the safety and efficacy data from the volanesorsen program demonstrate a favorable risk-benefit profile for patients with FCS. We are preparing for approval and launch of volanesorsen in 2018. Volanesorsen is also in Phase 3 clinical development for the treatment of familial partial lipodystrophy, or FPL. Our other three lipid/cardiometabolic drugs are currently in Phase 2 clinical development.

Commercial Preparation

We are continuing to build the infrastructure to commercialize our drugs globally with a focus on lipid specialists who specialize in treating patients with FCS as the primary call point, and on expanding the team Ionis has established to reach amyloidosis specialists including neurologists, cardiologists and hematologists who treat hATTR . We have hired general managers to lead operations in the U.S., United Kingdom, or UK, France, Germany and Canada. We have also hired sales team members and additional field medical personnel to further disease education prior to both product launches. A key element of our commercial strategy is to provide the specialized, patient-centric support required to successfully address rare disease patient populations. We believe our focus on treating patients with inadequately addressed rare and serious diseases will allow us to partner efficiently and effectively with the specialized medical community that supports these underserved patient communities.

To maximize the commercial potential of two of the drugs in our pipeline, we initiated a strategic collaboration with Novartis Pharma AG, or Novartis, in January 2017 for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. We believe Novartis brings significant resources and expertise to the collaboration that can accelerate our ability to deliver these potential therapies to the large populations of patients who have high cardiovascular risk due to inadequately treated lipid disorders. As part of our collaboration, we received $75.0 million in an upfront option payment, of which we retained $60.0 million and paid $15.0 million to Ionis as a sublicense fee. Under our agreement with Novartis, after we complete Phase 2 development of each of AKCEA-APO(a)-LRx (data planned for the second half of 2018) and AKCEA-APOCIII-LRx (data planned for 2019), and if, on a drug-by-drug basis, Novartis exercises its option to license a drug and pays us the $150.0 million license fee to do so, Novartis would conduct and pay for a Phase 3 cardiovascular outcome study in high-risk patients and, if approved, commercialize each such licensed drug worldwide. Novartis will have 60 days following the end of the applicable end of Phase 2 meeting to exercise its option for each of these drugs. We plan to co-commercialize any licensed drugs commercialized by Novartis in selected markets, under terms and conditions that we plan to negotiate with Novartis in the future, through the specialized sales force we are building to commercialize inotersen and volanesorsen, if approved. Overall, we are eligible to receive license fees, milestone payments and royalties on sales of each drug Novartis licenses if and when it meets the development, regulatory and sales milestones specified in our agreement. We will share any license fees, milestone payments and royalties equally with Ionis.

Our strategic collaboration with Novartis has a potential aggregate transaction value of over $1.0 billion, plus royalties, which we would generally be required to share equally with Ionis. The calculation of potential aggregate transaction value assumes that Novartis licenses, successfully develops and achieves regulatory approval for both AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx in the U.S., EU and Japan, and that Novartis achieves pre-specified sales targets with respect to both drugs. In addition, to the upfront payment that we have received, for AKCEA-APO(a)-LRx we are eligible to receive up to $600.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $285.0 million for the achievement of commercialization milestones. In addition, for AKCEA-APOCIII-LRx we are eligible to receive up to $530.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $240.0 million for the achievement of regulatory milestones and up to $265.0 million for the achievement of commercialization milestones. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx, Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will pay 50% of these license fees, milestone payments and royalties to Ionis as a sublicense fee. See Note 4, Strategic Collaboration with Novartis, to our consolidated financial statements for additional information.

We began recognizing revenue under the collaboration with Novartis upon its initiation. Our revenue for the first three months of 2018 was $17.1 million. Our net losses for the three months ended March 31, 2018, have resulted from costs incurred in developing volanesorsen and the other drugs in our pipeline, preparing to commercialize inotersen and volanesorsen, and general and administrative activities associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop inotersen, volanesorsen and our other drugs, and seek regulatory approval for and prepare to commercialize volanesorsen and inotersen. We expect to incur significant expenses to continue to build the infrastructure to support commercialization, including manufacturing, marketing, sales and distribution functions. Further, we expect to incur additional costs associated with operating as a public company and in building our internal resources to become less reliant on Ionis.

As of March 31, 2018, we had cash, cash equivalents and investments of $244.9 million. We have funded our operating activities through a $100.0 million cash contribution that we received from Ionis in 2015, $75.0 million from initiating our collaboration with Novartis that we received in the first quarter of 2017 and $106.0 million in drawdowns under our line of credit with Ionis that we received in the first and second quarters of 2017. In July 2017 we completed our IPO and raised $182.3 million in net proceeds from the IPO including the $50 million Novartis concurrent private placement. In April 2018, we completed a licensing transaction with Ionis to commercialize inotersen for hATTR. In conjunction with this transaction, Ionis purchased 10.7 million shares of our common stock for $200 million. See Note 10, Subsequent Events, to our condensed consolidated financial statements included in this Form 10-Q for more information about our inotersen licensing agreement with Ionis. We plan to use our cash on hand as of March 31, 2018, together with the proceeds from the common stock issuance to Ionis in connection with the licensing transaction, to further our commercialization efforts of inotersen and volanesorsen and continue the advancement of our pipeline drugs.

We expect that our cash, cash equivalents and investments of $244.9 million as of March 31, 2018, together with the $200.0 million from the common stock issuance in connection with the licensing transaction with Ionis discussed in Note 10, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from issuance of these financial statements. However, we expect to raise additional funding in the future to continue developing the drugs in our pipeline and to commercialize any approved drug, including the inotersen and volanesorsen brands. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Our Relationship with Ionis

Prior to January 2015, the lipid drugs we licensed from Ionis were part of Ionis' broad pipeline of antisense drugs. Ionis' employees performed all of the development, regulatory and manufacturing activities for these drugs either themselves or through third-party providers. As such, Ionis incurred all of the expenses associated with these activities and reported them in its consolidated financial statements. Ionis formed Akcea as a wholly owned subsidiary to complete development of and commercialize Ionis' drugs to treat lipid disorders. We began business operations in January 2015.

We exclusively licensed volanesorsen, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx from Ionis effective in January 2015, and inotersen and AKCEA-TTR-LRx in April 2018. Prior to then, Ionis had been advancing these drugs in development and incurring the expenses for those activities. Under our license agreement with Ionis, Ionis continued and is continuing to conduct development, regulatory and manufacturing activities for our drugs and charge us for this work. In this way, we benefit from Ionis' more than 25 years of experience developing and manufacturing antisense drugs. As we are building our development, regulatory and manufacturing capabilities and capacity, we expect to assume increasing responsibility for these functions and Ionis' responsibilities will decrease. We expect that our collaborative approach will allow us to build these capabilities and capacity while still working closely with Ionis as we transition our drug development activities.

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

Under the services agreement, Ionis also provides us certain services, including, without limitation, general and administrative support services and development support services. We pay Ionis for our share of the internal and external expenses for each of these functions based on our relative use of each function, plus an allocation of facility-related expenses. As our business grows and we assume increasing responsibility from Ionis, we are assuming direct responsibility for procuring and financing the services we currently receive from Ionis.

We do not pay a mark-up or profit on the external or internal expenses Ionis bills to us or on the cost of the drugs Ionis manufactures for us. Moreover, Ionis only charges us for the portion of its resources that we use. For example, we do not have to pay for a full-time person if we only need the person's skills for 50% of the time. In this way, we can increase our headcount as our requirements grow. We believe that our expenses reasonably reflect the expenses we would have incurred if we had the capabilities and capacity in place to perform this work ourselves. Further, we do not believe that our expenses will increase significantly as a result of assuming development, regulatory, manufacturing and administrative responsibilities from Ionis because we will only assume these functions when we believe we can do so in a cost-efficient manner. See Note 5, Development, Commercialization and License Agreement and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Form 10-Q for more information on our agreements with Ionis.

In conjunction with the license of inotersen and AKCEA-TTR-LRx in April 2018, we and Ionis have agreed to amend the cost share agreement to reflect the change in our needs and relationship with Ionis. The intent of the amendment is to ensure a smooth transition of the TTR franchise and adequate support from Ionis in key functions, while maintaining overall efficiency. These changes will take effect in the second quarter of 2018.

Recent Key Achievements
●	Announcement and closing of the partnership with Ionis to commercialize the TTR franchise.
●	Addition of Sarah Boyce to Akcea as president and a member of our board of directors.
●	Initiation of the volanesorsen global Early Access Program including initiation of the Early Access to Medicines Scheme, or EAMS, in the UK for the treatment FCS.
●
Presentation of multiple data sets at the International Symposium on Amyloidosis, or ISA, including the NEURO-TTR and Open Label Extension Studies for TEGSEDI and the preclinical data set for AKCEA-TTR-LRx.

●	Presentation of AKCEA-APOCIII-LRx Phase 1/2 results at the American College of Cardiology, or ACC, Annual Scientific Session and Expo.
●	Convening of the first FCS global connection summit where the patient leaders named the first Friday in November as FCS Awareness Day.

The information found on, or accessible through, the above referenced websites is not a part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

Critical Accounting Policies

The accounting policies followed in the preparation of our interim condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q are consistent in all material respects with those included in Note 1 of our Annual Report on the Form 10-K for the fiscal year ended on December 31, 2017 and updated below as necessary.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, or Topic 605, and creates a new Topic 606, Revenue from Contracts with Customers, or Topic 606. In 2015 and 2016, the FASB issued additional ASUs related to Topic 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. When we offer options for additional goods or services, such as an option to license a drug in the future or for additional goods or services to be provided in the future, we evaluate whether options are material rights that should be treated as additional performance obligations. We typically have not concluded that the option to license a drug or the options for additional goods or services that may be requested in the future under our collaboration agreement are material rights as the amounts attributable to such options represent standalone selling price, and therefore no consideration is allocated to these items at the inception of an agreement. When a partner exercises their option to license a drug or requests the additional goods or services, a new performance obligation is created for that item. Once performance obligations are identified, we then recognize as revenue the amount of the transaction price that we allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of an output or input method. We have one revenue stream from our strategic collaboration, option and license agreement, or collaboration agreement, with Novartis Pharma AG, or Novartis, which we entered into in January 2017. For a complete discussion of the accounting for our collaboration revenue, see Note 4, Strategic Collaboration with Novartis.

Effective January 1, 2018, we adopted Topic 606 using the full retrospective transition method. Under this method, we revised our consolidated financial statements for prior period amounts including the interim periods included in this Report on Form 10-Q, as if Topic 606 had been effective for such periods. The references "as revised" used herein refer to revisions of data for the three months ended March 31, 2017 and the year ended December 31, 2017 as a result of our adoption of Topic 606.

Impact of Adoption

As a result of adopting Topic 606 on January 1, 2018, we have revised our comparative financial statements for the prior year as if Topic 606 had been effective for that period. Under Topic 605, we recognized revenue over time. Under Topic 606, we recognize revenue based on the input method based on total costs of performing services over time. As a result, the following financial statement line items for fiscal year 2017 were affected.

Condensed Consolidated Balance Sheets

	December 31, 2017 (in thousands)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Current portion of deferred revenue	$58,192	$50,579	$7,613
Long‑term portion of deferred revenue	12,501	8,306	4,195
Accumulated deficit	$(296,221)	$(284,413)	$(11,808)

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31, 2017 (in thousands, except per share data)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Research and development revenue under collaborative agreements	$6,094	$9,597	$(3,503)
Loss from operations	(63,376)	(59,873)	(3,503)
Net loss	(63,856)	(60,353)	(3,503)
Net loss per share of preferred stock, basic and diluted	$(2.21)	$(2.09)	$(0.12)

Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2017 (in thousands)
	As revised under Topic 606	As originally reported under Topic 605	Effect of change
Net loss	$(63,856)	$(60,353)	$(3,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred revenues	102,301	98,798	3,503
Cash and cash equivalents at beginning of period	7,857	7,857	—
Cash and cash equivalents at end of period	$77,858	$77,858	$—

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

For the three months ended March 31, 2018, we recognized $17.1 million compared to $6.1 million for the three months ended March 31, 2017 (as revised), in research and development revenue from our collaboration with Novartis. The increase in revenue is consistent with an increase in the pattern of performance related to increased research and development activities of AKCEA-APO(a)-LRx, for which we completed patient enrollment in our Phase 2b study in the first quarter, and increased research and development activities of AKCEA-APOCIII-LRx, for which we initiated patient enrollment in our Phase 2b study in the first quarter.

Operating Expenses

Operating expenses for the three months ended March 31, 2018, were $47.4 million compared to $69.5 million for the same period in 2017. Our operating expenses decreased in part due to the one-time sublicensing expense due to Ionis in the first quarter of 2017 of $48.4 million related to our collaboration with Novartis, of which $33.4 million was non-cash. This decrease was offset in part by increases in expenses due to our growth in headcount, pre-commercial launch activities, development activities and expenses related to the licensing transaction.

In order to analyze and compare our results of operations to other similar companies, we believe it is important to exclude non-cash stock-based compensation expense related to equity awards from our operating expenses. We believe non-cash stock-based compensation expense is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding it.

Research and Development Expenses

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
External volanesorsen expenses	$6,559	$5,603
Other external research and development project expenses	13,126	4,910
Sublicensing expenses	—	48,394
Research and development personnel and overhead expenses	5,971	4,287
Total research and development expenses, excluding non-cash stock-based compensation expense	25,656	63,194
Non-cash stock-based compensation expense	2,314	1,600
Total research and development expenses	$27,970	$64,794

Research and development expenses were $25.7 million for the three months ended March 31, 2018 compared to $63.2 million for the same period in 2017. Our decrease in research and development expenses was primarily due to sublicensing expenses related to our collaboration with Novartis, which we incurred in the first quarter of 2017, the majority of which were non-cash. This decrease was offset in part by an increase related to development activities during the first three months of 2018 primarily associated with the completion of enrollment in our Phase 2b study for AKCEA-APO(a)-LRx which enrolled more than the planned 270 patients, and initiation of the Phase 2b study for AKCEA-APOCIII-LRx, both in the first quarter of 2018. All amounts exclude non-cash compensation expense related to equity awards.

General and Administrative Expenses

The following table sets forth our general and administrative expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
General and administrative support expenses	$5,487	$1,578
Pre-commercialization expenses for volanesorsen	9,909	1,518
Total general and administrative expenses, excluding non-cash stock-based compensation expense	15,396	3,096
Non-cash stock-based compensation expense	4,069	1,580
Total general and administrative expenses	$19,465	$4,676

General and administrative expenses were $15.4 million for the three months ended March 31, 2018 compared to $3.1 million for the same period in 2017. Our general and administrative expenses increased due to the ongoing buildout of our commercial organization and advancement of pre-commercialization activities necessary to launch volanesorsen, if approved for marketing in the US, EU and Canada as well as expenses incurred associated with the in licensing transaction with Ionis. All amounts exclude non-cash compensation expense related to equity awards.

Investment Income

Investment income for the three months ended March 31, 2018 totaled $0.9 million compared to $0.1 million for the same period in 2017. The increase in investment income was primarily due to a higher average investment balance and an increase in the interest rates on high quality debt and U.S. government agencies investments during 2018 compared to 2017.

Interest Expense

Interest expense is comprised entirely of interest incurred under our line of credit agreement with Ionis. We incurred no interest expense during the three months ended March 31, 2018. Interest expense for the three months ended March 31, 2017 totaled $0.5 million. The outstanding principal and accrued interest under our line of credit converted into 13,438,339 shares of our common stock in connection with the closing of our IPO in July 2017 and we no longer have access to this line of credit following the closing of our IPO.

Net Loss and Net Loss Per Share

Net loss for the three months ended March 31, 2018 was $29.6 million compared to $63.9 million for the same period in 2017 (as revised). We incurred a lower net loss for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a one-time sublicensing expense due to Ionis of $48.4 million related to our collaboration with Novartis, of which $33.4 million was non-cash recognized in 2017. This decrease was offset by the increase in expenses related to pre-commercialization and development activities for our drugs, the ongoing global expansion of our company, and expenses related to the licensing transaction with Ionis. Basic and diluted net loss per preferred share for the three months ended March 31, 2017 (as revised) was $2.21. We had no outstanding preferred shares at March 31, 2018. Basic and diluted net loss per common share for the three months ended March 31, 2018 was $0.44. We had no outstanding common stock at March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2018, we had cash, cash equivalents and investments of $244.9 million and accumulated deficit of $325.8 million.

We have funded our operating activities through a $100.0 million cash contribution that we received from Ionis in 2015, $75.0 million from initiating our collaboration with Novartis that we received in the first quarter of 2017 and $106.0 million in drawdowns under our line of credit with Ionis that we received in the first and second quarters of 2017. Our borrowings under our line of credit agreement with Ionis converted into shares of our common stock at the IPO price in connection with the closing of our IPO in July 2017. We no longer have access to the line of credit. Additionally, in July 2017 we received $182.3 million in net proceeds from our IPO, including $25.0 million Ionis invested in our IPO, and the Novartis concurrent private placement of $50 million.

At March 31, 2018, we had working capital of $152.3 million compared to working capital of $178.4 million at December 31, 2017. Working capital decreased in 2018 primarily due to the decrease in our cash and investments from our on-going business activities and increase in the outstanding payable to Ionis. As of March 31, 2018, our outstanding payable to Ionis was $27.7 million.

In April 2018, the stockholders other than Ionis and its affiliates approved the development, commercialization, collaboration and license agreement, or License Agreement, and a stock purchase agreement, or Ionis SPA, with Ionis, our majority shareholder which we entered into on March 14, 2018. To support our commercialization of inotersen and AKCEA-TTR-LRx, Ionis purchased 10.7 million shares of our common stock for $200 million to support our commercialization of inotersen and AKCEA-TTR-LRx.

We do not currently have any approved drugs and, therefore, we do not expect to generate significant revenue from drug sales unless and until we or our partners obtain regulatory approval for and commercialize inotersen, volanesorsen or one of our other drugs in development. We anticipate that we will continue to incur losses for the foreseeable future, and losses may continue to increase as we develop, seek regulatory approval for, and begin to commercialize our pipeline drugs. We are subject to all of the risks incident in developing and commercializing new drugs and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

Future Funding Requirements

We expect to raise additional funding in the future to continue developing the drugs in our pipeline and to commercialize any approved drug, including expanding our commercial efforts for inotersen and volanesorsen. We expect that our cash, cash equivalents and investments of $244.9 million as of March 31, 2018, together with the $200.0 million from the common stock issuance to Ionis in conjunction with the licensing transaction with Ionis discussed in Note 10, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from issuance of these financial statements. Until such time, if ever, as we can generate substantial product revenue, we may finance our cash needs through additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. In any event, we may not generate significant revenue from product sales prior to the use of our existing cash, cash equivalents and investments. We do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. If we raise additional funds through collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our drugs or grant licenses on terms that may not be favorable to us. If we cannot raise additional funds through stock offerings or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our drugs even if we would otherwise prefer to develop and commercialize the drugs ourselves.

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

Contractual Obligations and Commitments

In April 2018, we entered into an operating lease agreement with MEPT Seaport 13 Stillings LLC, or MEPT, for 30,175 square feet of office space located in Boston, Massachusetts for our new corporate headquarters. The anticipated commencement date of the lease is August 15, 2018. The initial term of the lease is 123 months with one five-year renewal option. Future minimum annual lease payments under this lease are $0.8 million in 2018, $2.2 million in 2019, $2.3 million in 2020, $2.3 million in 2021, $2.3 million in 2022, and $14.2 million thereafter. MEPT will provide us with a three-month free rent period and a tenant improvement allowance up to $3.8 million. We are providing the Landlord with a letter of credit to secure our obligations under the lease in the initial amount of $2.4 million, to be reduced on the third anniversary and the fifth anniversary of the rent commencement date if we meet certain conditions set forth in the lease at each such time.

Also in April 2018, the stockholders other than Ionis and its affiliates approved the development, commercialization, collaboration and license agreement, or License Agreement, and a stock purchase agreement, or Ionis SPA, with Ionis, our majority shareholder which we entered into on March 14, 2018. As part of the licensing transaction we will be obligated to make milestone payments to Ionis in connection with the achievement of certain development, regulatory and commercialization events. These milestone payments include up to $110.0 million, if all inotersen approval milestones are met; up to $145.0 million, if all AKCEA-TTR-LRx milestones are met; and a total of $1.3 billion, in the form of seven milestones, if all sales milestones for the combined products are met. We can elect to pay each milestone payment in cash or shares of our common stock and Ionis may require payment in shares of common stock. Subsequent to the achievement of the milestone event for aggregate worldwide annual net sales of $750 million for the products, all subsequent milestone payments must be paid in cash.

Other than the above, there were no material changes to our contractual obligations and commitments described under Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on February 28, 2018.

Recently Issued Accounting Pronouncements

We describe the recently issued accounting pronouncements that apply to us in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period presented, as defined in the rules and regulations of the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates as well as, to a lesser extent, inflation.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain investments. We place our cash equivalents and investments with reputable financial institutions. We primarily invest our excess cash in commercial paper and debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody's, Standard & Poor's, or Fitch, respectively. As of March 31, 2018, we had cash, cash equivalents and investments of $244.9 million.

We have established guidelines relative to diversification and maturities that are designed to maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity. We typically hold our investments for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk

Our results of operations are subject to foreign currency exchange rate fluctuations as we have foreign subsidiaries with functional currencies other than the U.S. dollar. We translate our subsidiaries' functional currencies to our reporting currency the U.S. dollar. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in the foreign currencies to U.S. dollar exchange rate which are difficult to predict. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements. Our business strategy incorporates potentially significant international expansion, particularly in anticipation of approval of volanesorsen and inotersen, therefore we expect that the impact of foreign currency exchange rate fluctuations may become more substantial in the future.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2018.

We also performed an evaluation of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the of new revenue recognition accounting guidance we adopted on January 1, 2018 reflected in our financial statements. We conducted this evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. That evaluation did not identify any significant changes in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Investing in our securities involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Risks Related to Our Financial Condition and Need for Additional Capital

*We have a limited operating history and may never become profitable.

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

As a company, we have never obtained regulatory approval for, or commercialized, any product. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic partners, to successfully develop our drugs, and obtain the regulatory approvals necessary to commercialize our drugs, including volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development. If volanesorsen and/or inotersen is approved in 2018, we anticipate receiving our first revenue from product sales in 2018. Even if we achieve profitability in the future, we may not sustain profitability in subsequent periods. Our ability to generate revenue from product sales depends heavily on our and our current and future strategic partners' success in:

●
completing clinical development of volanesorsen and inotersen for additional indications and nonclinical and clinical development of AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx;

●	seeking and obtaining regulatory and marketing authorization for our drugs, including volanesorsen, inotersen, AKCEA-APO(a)-LRx and our other drugs in development;
●
establishing and maintaining supply and manufacturing relationships with third parties that can provide the amount and quality of products and services we need to continue to develop and, if approved, commercialize volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;

●	launching and commercializing volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx by establishing a sales, marketing and distribution infrastructure;
●
launching and co-commercializing AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx through our collaboration with Novartis Pharma AG, or Novartis, under terms that we plan to negotiate with Novartis in the future;

●	educating physicians about our target patient populations, including patients with familial chylomicronemia syndrome, or FCS, and patients with familial partial lipodystrophy, or FPL;
●	obtaining market acceptance of volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development as viable treatment options;
●	obtaining and maintaining adequate coverage and reimbursement from third-party payors for volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;
●	addressing any competing technological and market developments;
●	implementing additional internal systems and infrastructure, as needed, to ultimately operate without reliance on Ionis;
●	negotiating favorable terms in any partnership, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, product trademarks and know-how;
●	developing and commercializing volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development without infringing others' intellectual property rights; and
●	attracting, hiring and retaining qualified personnel.

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

*We have incurred losses since our inception.

Because drug development requires substantial lead-time and funding prior to commercialization, we have incurred expenses while generating limited revenue from our operating activities since our formation. Our net losses were $29.6 million and $63.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively. As of March 31, 2018, we had an accumulated deficit of approximately $325.8 million. Most of the losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations. We expect to incur additional operating losses for the foreseeable future, and these losses may increase if we cannot generate substantial revenue.

*We will require substantial additional funding to achieve our goals. If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

All of our drugs are undergoing clinical studies. All of our drug programs will require additional nonclinical and/or clinical testing and/or marketing authorization prior to commercialization. We will need to spend significant additional resources to conduct these activities. Our expenses could increase beyond expectations if the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities require us to perform clinical studies and other studies in addition to those that we currently anticipate. As of March 31, 2018, we had cash, cash equivalents and investments equal to $244.9 million. Our operating expenses were $47.4 million and $69.5 million for the three months ended March 31, 2018 and March 31, 2017, respectively. In April 2018, we received $200.0 million in proceeds from the common stock we issued in connection with the licensing transaction with Ionis discussed in Note 10, Subsequent Events, to our condensed consolidated financial statements included in this Form 10-Q.

Prior to our IPO, we funded our operating activities through a $100.0 million cash contribution we received from Ionis in 2015, $75.0 million we received from initiating our collaboration with Novartis and $106.0 million in drawdowns under our line of credit with Ionis. The line of credit converted to our common stock when we closed our IPO. We no longer have access to the line of credit following the closing of our IPO and we do not have any firm commitment from Ionis to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Additionally, in July 2017 we received $182.3 million in net proceeds from our IPO including $25.0 million Ionis invested in our IPO and the Novartis concurrent private placement of $50 million. Based on our existing cash, cash equivalents and investments and the proceeds from our IPO and the concurrent private placement with Novartis, we expect to raise additional funding to continue developing the drugs in our pipeline and to seek regulatory approval for and to commercialize volanesorsen and other drugs in our pipeline.

Even if we obtain marketing authorizations to sell volanesorsen, inotersen, AKCEA-APO(a)-LRx or AKCEA-TTR-LRx, we will incur significant costs to commercialize the approved product. Even if we generate revenue from the sale of any approved products, we may not become profitable and would need to obtain additional funding to continue operations.

Risks Related to Clinical Development, Regulatory Review and Approval of Our Drugs

*If the results of clinical testing indicate that any of our drugs are not suitable for commercial use, we may need to abandon one or more of our drug development programs.

Drug discovery and development has inherent risks and the historical failure rate for drugs is high. Antisense drugs are a relatively new approach to therapeutics. If we cannot demonstrate that our drugs are safe and effective for human use in the intended indication, we may need to abandon one or more of our drug development programs.

If any of our drugs in clinical studies, including volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, do not show sufficient safety and efficacy in patients with the targeted indication, it would negatively affect our development and commercialization goals for the drug and we would have expended significant resources with little or no benefit to us.

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

In addition, volanesorsen and AKCEA-APOCIII-LRx have the same mechanism of action, inotersen and AKCEA-TTR-LRx, also have the same mechanism of action and all of our current drugs, including volanesorsen, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx, are chemically similar to each other and the drugs Ionis and other companies are developing separately. As a result, a safety observation we, Ionis or other companies encounter with one of our or their drugs could have or be perceived by a regulatory authority to have an impact on a different drug we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our drugs or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our drugs: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. Similarly, we have an ongoing Phase 3 study of volanesorsen in patients with FPL, an ongoing open label extension study of volanesorsen in patients with FCS and an open label extension study of inotersen in patients with hereditary TTR Amyloidosis (hATTR), and an early access program, or EAP, for both volanesorsen and inotersen. Adverse events or results from these studies or the EAPs could negatively impact our planned marketing approval applications for volanesorsen and inotersen in patients with FCS or hATTR or the commercial opportunity for volanesorsen or inotersen.

Any failure or delay in the clinical studies for any of our drugs in development could reduce the commercial potential or viability of our drugs.

*We may not have appropriately designed the planned and ongoing clinical studies for volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development to support submission of a marketing application to the FDA and foreign regulatory authorities or demonstrate safety or efficacy at the level required by the FDA and foreign regulatory authorities for product approval.

We recently completed a Phase 3 clinical program for volanesorsen for the treatment of FCS and have an ongoing Phase 3 study of volanesorsen in patients with FPL. We are also conducting or plan to conduct additional clinical studies for inotersen, AKCEA-TTR-LRx AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx.

Even if we achieve positive results on the endpoints for these clinical studies or any future clinical studies, the FDA or foreign regulatory authorities may believe the clinical studies do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. For example, the FDA or foreign regulatory authorities could claim that we have not tested volanesorsen in a sufficient number of patients to demonstrate volanesorsen is safe and effective in patients with FCS or FPL to support an application for marketing authorization, or that we have not tested inotersen in a sufficient number of patients to demonstrate inotersen is safe and effective in patients with hATTR to support an application for marketing authorization. In such a case, we may need to conduct additional clinical studies before obtaining marketing authorization, which would be expensive and delay these development programs. These risks are more likely to occur since we are developing our drugs against therapeutic targets or to treat diseases in which there is little or no clinical experience. In addition, these risks may be more likely to occur for volanesorsen since there were some patients in the Phase 3 program that experienced serious platelet events (grade 4 thrombocytopenia), a condition in which the patient has very low platelet levels, and additional patients experienced other adverse events in the program, including patients who discontinued participation in the APPROACH study due to platelet count declines. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent.

We may make modifications to the clinical study protocols or designs of our ongoing clinical studies that delay enrollment or completion of such clinical studies and could delay regulatory approval of volanesorsen and our other drugs in development. Any failure to obtain approval for volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development on the timeline that we currently anticipate, or at all, would have a material and adverse impact on our business, prospects, financial condition and results of operations and could cause our stock price to decline.

*Clinical studies for either volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx or our other drugs may not demonstrate safety or efficacy at the level required by the FDA and foreign regulatory authorities for product approval.

The FDA, EMA, and Health Canada are currently reviewing our application for regulatory approval for inotersen and volanesorsen. We and Ionis intend to conduct clinical studies for AKCEA-TTR-LRx and may conduct further clinical studies for inotersen.

Even if positive results on the endpoints for the clinical studies are achieved, the FDA or foreign regulatory authorities may believe the clinical studies do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and may deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. For example, the FDA or foreign regulatory authorities could claim that we have not tested volanesorsen, inotersen, AKCEA-APO(a)-LRx or AKCEA-TTR-LRx in a sufficient number of patients to demonstrate that the drug is safe and effective in patients with hATTR or other indications to support an application for marketing authorization for the applicable indication. In such a case, we may need to conduct additional clinical studies before obtaining marketing authorization, which would be expensive and delay the development and commercialization of the drug.

Any failure to obtain approval for volanesorsen or inotersen on the timeline that we currently anticipate, or at all, would have a material and adverse impact on our business, prospects, financial condition and results of operations and could cause our stock price to decline.

*If we or our partners fail to obtain regulatory approval for our drugs, including volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, we or our partners cannot sell them in the applicable markets.

We cannot guarantee that any of our drugs, including volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, will be safe and effective, or will be approved for commercialization. We and our partners must conduct time-consuming, extensive and costly clinical studies to demonstrate the safety and efficacy of each of our drugs, including volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, before they can be approved for sale. We and our partners must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

We or our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our drugs. It is possible that regulatory authorities will not approve any of our drugs, including volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, for marketing. If the FDA or another regulatory authority believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, the authority will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay or harm our ability to successfully commercialize the drug. For example, since some patients in the Phase 3 program for volanesorsen experienced serious platelet events (grade 4 thrombocytopenia), a condition in which the patient has very low platelet levels, and additional patients experienced other adverse events in the program, some of whom discontinued participation in the studies, including patients who discontinued participation in the APPROACH study due to platelet count declines, the FDA or another regulatory authority may require us to conduct additional studies of volanesorsen before considering an application for marketing approval. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent.

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

Failure to successfully develop volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, or to receive marketing authorization for these drugs or delays in these authorizations would prevent or delay the commercial launch of the drug, and, as a result, would negatively affect our ability to generate revenue.

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

*We may not be able to benefit from orphan drug designation for volanesorsen, inotersen or any of our other drugs.

The FDA and EMA have granted orphan drug designation to volanesorsen for the treatment of patients with FCS. The EMA has granted orphan drug designation to volanesorsen for the treatment of patients with FPL and we are in the process of applying for orphan drug status for FPL in the United States. The FDA has granted inotersen Orphan Drug Designation for the treatment of patients with polyneuropathy due to hereditary TTR amyloidosis (hATTR), and the EMA has granted Orphan Drug Designation to inotersen for the treatment of patients with ATTR. The FDA granted inotersen Orphan Drug Designation and Fast Track Status. The EMA also granted accelerated assessment to inotersen.

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

Even if we maintain orphan drug exclusivity for volanesorsen or inotersen or obtain orphan drug exclusivity for our other drugs, the exclusivity may not effectively protect the drug from competition because regulatory authorities still may authorize different drugs for the same condition.

*We may expend our limited resources to pursue a particular drug or indication and fail to capitalize on drugs or indications that may be more profitable or for which there is a greater likelihood of success.

We are dedicating a substantial amount of our resources to develop and seek regulatory approval for volanesorsen to treat patients with FCS and FPL. In addition, we will dedicate a substantial amount of our resources to commercialize, if approved, inotersen and support the continued development of AKCEA-TTR-LRx. As a result, we may forego or delay pursuit of opportunities with our other drugs or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and drugs for specific indications may not yield any commercially viable drugs.

*Our drugs, including volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, could be subject to regulatory limitations following approval.

Following approval of a drug, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of drug products. Promotional communications regarding prescription drugs must be consistent with the information in the product's approved labeling. We and our partners may not obtain the labeling claims necessary or desirable to successfully commercialize, if approved, our drug products, including volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development.

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

The development and commercialization of inotersen and volanesorsen may place strain on our management team's time and attention and may divert our management team's attention from our other existing products.

Although we have personnel with experience commercializing drugs, we ourselves have never obtained regulatory approval for, or commercialized, any product. If regulatory approval is obtained, we plan to commercially launch both inotersen and volanesorsen during 2018. The commercial launches of the products will require significant efforts and the devotion of substantial resources, as we will need to finalize regulatory submissions, ensure the manufacturing of sufficient quantities of product to support long-term commercial sales and integrate, optimize or maintain, as applicable, the global sales, marketing, medical, for each of volanesorsen and inotersen, and patient support infrastructure, which may place pressure on the management team's time and attention. These efforts may also divert the attention of the management team from our other business operations, such as the development or commercialization of our other pipeline products, including AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx. As a result, our business, results of operations, financial condition and prospects for future growth could be adversely impacted and the market price of our common stock may decline.

Risks Related to Commercialization of Our Drugs

*If we cannot establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our drug products, we may not generate product revenue.

We plan to commercialize inotersen and volanesorsen, if approved. To successfully commercialize inotersen and volanesorsen, we must successfully manage our marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. To commercialize volanesorsen and inotersen in the initial indications we plan to pursue, we will need to optimize and maintain specialty sales forces in each global region we expect to market inotersen and volanesorsen, supported by case managers, reimbursement specialists, partnerships with specialty pharmacies, injection training, routine platelet and renal monitoring and a medical affairs team. We may seek to further penetrate markets by expanding our sales forces or through strategic partnerships with other pharmaceutical or biotechnology companies or third-party sales organizations.

Even though certain members of our management team and other employees have significant experience commercializing drug products, as a company we have no prior experience marketing, selling or distributing drug products, and there are significant risks involved in building and managing a commercial infrastructure. It will be expensive and time consuming for us to maintain our own sales forces and related compliance protocols to market inotersen and volanesorsen. We may never successfully optimize or manage this capability and any failure could delay or preclude the inotersen and volanesorsen launch. We and our partners, if any, will have to compete with other companies to recruit, hire, train, manage and retain marketing and sales personnel.

We will incur expenses prior to the launch of inotersen and volanesorsen to integrate and manage the marketing and sales infrastructure. If regulatory requirements or other factors cause a delay in the commercial launch of inotersen or volanesorsen, we would incur additional expenses for having invested in these capabilities earlier than required and prior to realizing any revenue from sales of inotersen or volanesorsen. Our sales force and marketing teams may not successfully commercialize inotersen or volanesorsen.

To the extent we decide to rely on third parties to commercialize inotersen or volanesorsen in a particular geographic market, we may receive less revenue than if we commercialized inotersen or volanesorsen by ourselves. Further we would have less control over the sales efforts of any other third parties involved in commercializing inotersen or volanesorsen.

If we cannot effectively build and manage our distribution, medical affairs, market access, marketing and sales infrastructure, or find a suitable third party to perform such functions, the commercial launch and sales of inotersen and volanesorsen may be delayed, less successful or precluded. Such events may result in decreased sales and lower revenue, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

*We plan to rely on third-party specialty channels to distribute volanesorsen, inotersen and our other drugs to patients. If we cannot effectively establish and manage this distribution process, it could harm or delay the commercial launch and sales of volanesorsen, inotersen and our other drugs in development.

We and our strategic partners may contract with, and rely on, third-party specialty pharmacies to distribute volanesorsen, inotersen, and our other drugs to patients. A specialty pharmacy is a pharmacy that specializes in dispensing medications for complex or chronic conditions, a process that requires a high level of patient education and ongoing management. Our management team will need to devote a significant amount of its attention to building and managing this distribution network. If we cannot effectively build and manage this distribution process, the commercial launch and sales of volanesorsen, inotersen, AKCEA-APO(a)-LRx and AKCEA-TTR-LRx will be delayed or less successful, which would harm our results of operations.

In addition, the use of specialty pharmacies involves certain risks, including, but not limited to, risks that these organizations will:

●	not provide us with accurate or timely information regarding their inventories, the number of patients who are using our drugs or complaints regarding our drugs;
●	not effectively sell or support volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx or our other drugs;
●	reduce or discontinue their efforts to sell or support volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx or our other drugs;
●	not devote the resources necessary to sell volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx or our other drugs in the volumes and within the time frames that we expect;
●	not satisfy financial obligations to us or others; or
●	cease operations.

Any such events may result in decreased sales and lower revenue, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

*If the market does not accept our drugs, including volanesorsen, inotersen, AKCEA-TTR-LRx and our other drugs in development, we are not likely to generate substantial product revenue or become profitable.

Even if we or our strategic partners obtain a marketing authorization for volanesorsen, inotersen, AKCEA-TTR-LRx and our other drugs in development, our success will depend upon the medical community, patients and third-party payors accepting our drugs as medically useful, cost-effective, safe and convenient. Even if the FDA or foreign regulatory authorities authorize our drugs for commercialization, doctors may not prescribe our drugs to treat patients. We and our partners may not successfully commercialize additional drugs.

Additionally, in many of the markets where we or our partners may sell our drugs in the future, if we cannot agree with the government or other third-party payors regarding the price we can charge for our drugs, then we may not be able to sell our drugs in that market. Similarly, cost control initiatives by governments or third-party payors could decrease the price received for our drugs or increase patient coinsurance to a level that makes commercializing volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development economically unviable.

The degree of market acceptance for volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development depends upon a number of factors, including the:

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

Based on the profile of our drugs, physicians, patients, patient advocates, payors or the medical community in general may not accept and/or use any drugs that we may develop. For example, in the clinical studies with volanesorsen and inotersen, declines in platelet counts were observed in many patients and some patients discontinued the study because of platelet declines. Therefore, we expect volanesorsen's and inotersen's product labels will require periodic platelet monitoring, which could negatively affect our ability to attract and retain patients for volanesorsen and inotersen. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent. While we believe we can better maintain patients on volanesorsen and inotersen through our patient-centric commercial approach where we plan to have greater involvement with physicians and patients, if we cannot effectively maintain patients on volanesorsen and inotersen, we may not be able to generate substantial revenue from volanesorsen and inotersen sales.

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

*The patient population suffering from hATTR is small and has not been established with precision. If the actual number of patients is smaller than we estimate, or if we cannot raise awareness of the disease and diagnosis is not improved, our revenue and ability to achieve profitability from either inotersen or AKCEA-TTR-LRx may be adversely affected.

Our estimate of the sizes of the patient populations are based on published studies as well as internal analyses. If the results of these studies or our analyses of them do not accurately reflect the number of patients with hATTR, our assessment of the market potential for either inotersen or AKCEA-TTR-LRx may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability. In addition, as is the case with most orphan diseases, if we cannot successfully raise awareness of these diseases and improve diagnosis, it will be more difficult or impossible to achieve profitability. For these initial indications, we may not maintain or obtain sufficient sales volume at a price high enough to justify our product development efforts and our sales and marketing and manufacturing expenses.

*If we or our partners fail to compete effectively, volanesorsen, inotersen and our other drugs in development will not contribute significant revenue.

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

These competitive developments could make our drugs, including volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, obsolete or non-competitive. Further, all of our drugs are delivered by injection, which may render them less attractive to patients than non-injectable products offered by our current or future competitors.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of drugs in our development pipeline. For example, if approved, volanesorsen could face competition from drugs like metreleptin. Metreleptin, produced by Novelion Therapeutics, Inc., is currently approved for use in generalized lipodystrophy patients. In September 2016, Arrowhead Pharmaceuticals, Inc. and Amgen Inc. announced a license and collaboration for development of Arrowhead's preclinical program which uses an RNAi conjugated with a GalNAc for the same target as AKCEA-APO(a)-LRx. AKCEA-APOCIII-LRx may compete with gemcabene, an oral small molecule that reduces apoC-III, that Gemphire Therapeutics, Inc. is developing to treat patients with triglycerides above 500 mg/dL. As an additional example, if approved, inotersen could face competition from drugs like patisiran and ALN-TTRsc02 in development by Alnylam, tafamidis commercialized in Europe and in development by Pfizer and tolcapone in development by SOM Biotech, and the generic drug diflunisal. If volanesorsen, inotersen or the other drugs in our pipeline cannot compete effectively with these and other products with common or similar indications to the drugs in our pipeline, we may not be able to generate substantial revenue from our product sales.

*If government or other third-party payors fail to provide adequate coverage and payment rates for volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of our future products will depend in part upon the availability of coverage and reimbursement from third-party payors. The majority of patients in the United States who would fit within our target patient populations for our drugs have their healthcare supported by a combination of Medicare coverage, other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be enough to make our drugs affordable. Accordingly, volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, if approved, will face competition from other therapies and drugs for limited financial resources. We may need to conduct post-marketing studies to demonstrate the cost-effectiveness of any future products to satisfy third-party payors. These studies might require us to commit a significant amount of management time and financial and other resources. Third-party payors may never consider our future products as cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

*If we cannot manufacture our drugs or contract with a third party to manufacture our drugs at costs that allow us to charge competitive prices to buyers, we will not be able to operate profitably.

To successfully commercialize volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, if approved, we will need to establish large-scale commercial manufacturing capabilities either on our own or through a third-party manufacturer. In addition, as our drug development pipeline matures, we will have a greater need for clinical study and commercial manufacturing capacity. We have no direct experience manufacturing pharmaceutical products of the chemical class represented by our drugs, called oligonucleotides, on a commercial scale for the systemic administration of a drug. We currently rely and expect to rely for the foreseeable future on Ionis' manufacturing capacity and efficiency to produce our oligonucleotide drugs, and our business could be negatively affected if Ionis ceased to provide us with this capability for any reason. In addition, there are a small number of suppliers for certain raw materials that we use to manufacture our drugs, and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing. Further, if we cannot continue to acquire raw materials from these suppliers on commercially reasonable terms or at all, we may be required to find alternative suppliers, which could be expensive and time consuming and negatively affect our ability to develop or commercialize our drugs in a timely manner or at all. We may not be able to manufacture our drugs at a cost or in quantities necessary to make commercially successful products.

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

Also, manufacturers must adhere to the FDA's current Good Manufacturing Practices regulations and similar regulations in foreign countries, which the applicable regulatory authorities enforce through facilities inspection programs. Our contract manufacturers may not comply or maintain compliance with Good Manufacturing Practices, or similar foreign regulations. Non-compliance could significantly delay or prevent receipt of marketing authorization for our drugs, including authorizations for volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, or result in enforcement action after authorization that could limit the commercial success of our drugs, including volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development.

We depend on Ionis and third parties to conduct our clinical studies for our drugs and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on Ionis and independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical studies for our drugs and expect to continue to do so in the future. For example, we use clinical research organizations for the clinical studies for volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan, approved protocols for the study and applicable regulations. Ionis and third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these parties to carry out their obligations or a termination of our relationship with these third parties could delay or prevent the development, marketing authorization and commercialization of our drugs, including authorizations for volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development.

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

Risks Related to Our Relationship with Ionis

*Ionis controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

Ionis owns approximately 75% of the economic interest and voting power of our outstanding common stock, which ownership will be expected to increase further if we achieve certain milestone events and pay the associated milestone payment in shares of common stock pursuant to the payment election. As long as Ionis beneficially controls a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Ionis were to control less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If Ionis continues to hold its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

The licensing transaction with Ionis has increased Ionis' ownership percentage, and this increase, along with Ionis' increased reliance on Akcea as a commercialization partner, given that Akcea could now be commercializing at least two Ionis-developed products (volanesorsen and inotersen), may increase the length of time during which Ionis will control us. Among the terms of the licensing transaction are several changes to our Investor Rights Agreement with Ionis in light of Ionis' increased ownership percentage and increased investment in and reliance on us. As a general matter, these changes increase Ionis' control over our affairs. In addition, our inotersen licensing agreement requires Ionis' consent to the budget related to the commercialization of inotersen and AKCEA-TTR-LRx.

Ionis' interests may not be the same as, or may conflict with, the interests of our other stockholders. You will not be able to affect the outcome of any stockholder vote while Ionis controls the majority of the voting power of our outstanding common stock. As a result, Ionis can control, directly or indirectly and subject to applicable law, all matters affecting us, including:

●	any determination with respect to our business strategy and policies, including the appointment and removal of officers and directors;
●	any determinations with respect to mergers, business combinations or disposition of assets;
●	our financing and dividend policy;
●	compensation and benefit programs and other human resources policy decisions;
●	termination of, changes to or determinations under our existing license agreements and services agreement with Ionis;
●	changes to any other agreements that may adversely affect us; and
●	determinations with respect to our tax returns.

Because Ionis' interests may differ from ours or yours, actions that Ionis takes with respect to us, as our controlling stockholder, may not be favorable to us or you.

*As a "controlled company" under the marketplace rules of the Nasdaq Stock Market, we may rely on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are subject to such requirements.

Ionis beneficially owns more than 50% of the voting power of our outstanding common stock. As a result, we are a "controlled company" under the marketplace rules of the Nasdaq Stock Market, or Nasdaq, and eligible to rely on exemptions from Nasdaq corporate governance requirements generally obligating listed companies to maintain:

●	A board of directors having a majority of independent directors;
●	A compensation committee composed entirely of independent directors that approves the compensation payable to the company's chief executive officer and other executive officers; and
●
A nominating committee composed entirely of independent directors that nominates candidates for election to the board of directors, or that recommends such candidates for nomination by the board of directors (or obligating the listed company to cause a majority of the board's independent directors to exercise this oversight of director nominations).

As a controlled company, we utilize some of these exemptions. Currently a majority of our board is not made up of independent directors. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to the Nasdaq corporate governance requirements described above.

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

The resources Ionis provides us under the license agreements and the services agreement may not be sufficient for us to operate as a standalone company, and we may experience difficulty in separating our resources from Ionis.

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

*We may not realize the benefits of the licensing transaction with Ionis if we are unable to successfully transition, integrate and support the development and commercialization of inotersen and AKCEA-TTR-LRx.

As a result of the licensing transaction with Ionis, we need to successfully transition, integrate and support the assets we acquired related to the commercialization and development of inotersen and AKCEA-TTR-LRx if we are to realize any of the potential benefits of the licensing transaction. The failure to meet these integration challenges, including the addition of inotersen commercial team and other employees from Ionis and the coordination across geographies between our headquarters in Massachusetts and our commercialization team in other locations, including major global markets, could seriously harm our results of operations. Our failure to implement an orderly integration could result in failure of, or delays in, the development or commercialization of inotersen and AKCEA-TTR-LRx. Such failure or delay could adversely impact our business, results of operations, financial condition and prospects for future growth.

*The terms of our inotersen licensing agreement may limit our ability to achieve the expected benefits of the licensing transaction.

While we expect that the licensing transaction will, on the whole, bolster our capabilities, certain terms of our inotersen licensing agreement and its other agreements with Ionis may limit our ability to achieve the expected benefits of the transaction, including:

●
a Joint Steering Committee, or JSC, having equal membership from us and Ionis, sets the development strategy for our drugs by mutual agreement. A Regulatory Sub-committee, established by the JSC and having equal membership from our company and Ionis, will set the regulatory strategy for each of our drugs by mutual agreement. If the JSC or the Regulatory Sub-committee cannot come to a mutual agreement, then this could delay our ability to develop and commercialize inotersen and AKCEA-TTR-LRx. In the event of a disagreement at the JSC, Ionis has final decision-making authority on decisions relating to development matters, Akcea has final decision making authority on decision relating to commercial matters, and the holder of the regulatory approvals for a product in a country has final decision making authority for regulatory affairs;

●
we will need Ionis' consent prior to granting any sublicense to a third party for inotersen or AKCEA-TTR-LRx. If Ionis does not grant such consent with respect to a sublicense, then we would not be able to enter into such arrangement, which could delay or prevent our ability to develop and commercialize inotersen and AKCEA-TTR-LRx;

●	we will need to obtain Ionis' approval to in-license a product, acquire a product or acquire another company, until the time Ionis ceases to hold at least 50% of our outstanding capital stock;
●
we only have the right to lead the prosecution and enforcement of certain of the patent rights licensed to us under our inotersen licensing agreement, so called product-specific patent rights. Ionis will control the prosecution and enforcement of other patent rights licensed to us, and they may do so in a manner that does not advance or is inconsistent with our interests; and

●
although our agreements with Ionis prohibit Ionis from developing and commercializing drugs that modulate TTR via the binding of such drug to the RNA that encodes TTR using the technology licensed to us under our inotersen licensing agreement, Ionis is free to pursue other products that treat the same indications that would be treated by inotersen and AKCEA-TTR-LRx.

Each of the foregoing terms and Ionis' other rights under our inotersen licensing agreement, could limit our ability to realize the expected benefits of our inotersen licensing agreement or otherwise limit our ability to pursue transactions or development efforts other stockholders may view as beneficial.

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

*We may not be able to fully realize the expected benefits of our license agreements with Ionis.

We have development, commercialization and license agreements with Ionis pursuant to which, subject to certain restrictions, we and Ionis will share development responsibilities for volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development. We are paying for research and development costs and reimbursing Ionis for Ionis' employees supporting our development activities. Until we build or acquire our own capabilities to replace those Ionis is providing to us, particularly development, regulatory and manufacturing services, we will be heavily dependent on Ionis.

While we and Ionis intend the license agreement to bolster our capabilities, certain terms of the license agreement may limit our ability to achieve this expected benefit, including:

●
a Joint Steering Committee, or JSC, comprising two senior members from our company and two senior members from Ionis, sets the development strategy for our drugs by mutual agreement. A Regulatory Sub-committee, established by the JSC and having equal membership from our company and Ionis, will set the regulatory strategy for each of our drugs by mutual agreement. If the JSC or the Regulatory Sub-committee cannot come to a mutual agreement, it could delay our ability to develop and commercialize volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;

●
we will need to mutually agree with Ionis on the terms of any additional sublicense to a third party for volanesorsen and our other drugs in development. If we cannot mutually agree on terms for a sublicense to a third party or if Ionis does not agree to a sublicense at all, it could delay or prevent our ability to develop and commercialize volanesorsen and our other drugs in development;

●	we will need to obtain Ionis' approval to in-license a product, acquire a product or acquire another company, until the time Ionis ceases to hold at least 50% of our outstanding capital stock; and
●
there is nothing in our agreements with Ionis to prevent Ionis from developing and commercializing drugs targeting RNAs that are not apoC-III, Apo(a) or ANGPTL3 to pursue the same indications we are pursuing with our drugs.

Each of the foregoing terms and Ionis' other rights under the license agreement, could limit our ability to realize the expected benefits of the license agreement or otherwise limit our ability to pursue transactions or development efforts other stockholders may view as beneficial. Further, if Ionis does not continue to own a significant portion of our equity, Ionis' incentive to help us would be diminished. If we fail to achieve the expected benefits of our agreements with Ionis, it may be more difficult, time consuming or expensive for us to develop and commercialize volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, or may result in our drugs being later to market than those of our competitors or prevent them from ever getting to market. If these events cause delays in new product development we could lose the first in class products in a given therapeutic area.

Risks Related to Our Intellectual Property

*If we breach our obligations under any of our license agreements with Ionis, we could lose our rights to volanesorsen, inotersen, AKCEA-TTR-LRx and our other drugs in development.

We obtained our rights to volanesorsen, inotersen, AKCEA-TTR-LRx and our other drugs in development under our license agreements with Ionis. If we breach our obligations under these license agreements and, as a result, Ionis subsequently exercises its right to terminate it, we generally would not be able to continue to develop or commercialize volanesorsen, and our other drugs in development that incorporate Ionis' intellectual property, and Ionis would receive a royalty-free, nonexclusive license to our improvements to those programs, meaning we would lose the benefits of our investment in these programs. If we breach our obligations under the license agreement with respect to AKCEA-APO(a)-LRx or AKCEA-APOCIII-LRx and, as a result, Ionis exercises its right to terminate it, then our strategic collaboration with Novartis would convert into a direct strategic collaboration between Novartis and Ionis, and Ionis would receive all of the revenue and other benefits associated with that strategic collaboration.

*If we cannot protect our patent rights or our other proprietary rights, others may compete more effectively against us.

Our success depends to a significant degree upon whether we can continue to secure and maintain intellectual property rights that protect volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development. However, patents may not issue from any of our pending patent applications in the United States or in other countries and we may not be able to obtain, maintain or enforce our owned or licensed patents and other intellectual property rights which could impact our ability to compete effectively. In addition, the scope of any of our owned or licensed patents may not be sufficiently broad to provide us with a competitive advantage. Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents or patents licensed to us so that our patent rights do not create an effective competitive barrier or revenue source.

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

The natural term of the last expiring issued U.S. patent covering the composition of matter of inotersen will expire in 2031. Patents issued in other countries will have the same natural term. We plan to seek to extend the term of one patent covering inotersen, if approved, in the U.S. and any other jurisdictions where such extension is available, based upon the development and regulatory review periods for inotersen and in accordance with applicable laws.

We cannot be certain that the U.S. Patent and Trademark Office, or U.S. PTO, and courts in the United States or the patent offices and courts in foreign countries will consider the claims in our owned or licensed patents and applications covering volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development as patentable. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent, including through legal action.

If we or any licensor partner loses or cannot obtain patent protection for volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx or our other drugs in development it could have a material adverse impact on our business.

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

*Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

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

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. For example, a potential competitor was recently issued a patent which they have broadly characterized in their most recent annual report on Form 10-K as being directed to single-stranded antisense polynucleotide molecules capable of inhibiting expression of the human transthyretin gene, and having certain combinations of structural features. This third party has also attempted to broadly characterize certain other patents that they hold. While we believe that we would have substantial defenses in the event this competitor brought a claim against us with respect to inotersen or AKCEA-TTR-LRx, patent litigation is inherently uncertain, involves substantial cost and is a distraction to management. Moreover, our stock price may be impacted by the existence of or developments during a litigation, even developments that are preliminary in nature.

We may not be aware of all such intellectual property rights potentially relating to our drugs and their uses. If a third party claims that volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, our other drugs in development or our technology infringe its patents or other intellectual property rights, we or our partners may have to discontinue an important product or product line, alter our products and processes, pay license fees or cease certain activities. We may not be able to obtain a license to needed intellectual property on favorable terms, if at all. There are many patents issued or applied for in the biotechnology industry, and we may not be aware of patents or patent applications held by others that relate to our business. This is especially true since patent applications in the United States are filed confidentially for the first 18 months. Moreover, the validity and breadth of biotechnology patents involve complex legal and factual questions for which important legal issues remain. Thus, we do not know with certainty that our drugs or our intended commercialization thereof, does and will not infringe or otherwise violate any third party's intellectual property.

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting and defending patents on our drugs in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those we could obtain in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

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

*If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent protection for volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, and our other drugs in development, our business may be materially harmed.

Depending upon the timing, duration and specifics of the first FDA marketing authorization of volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, and our other drugs in development, a United States patent that we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments allow the owner of an approved product to extend patent protection for up to five years as compensation for patent term lost during product development and the FDA regulatory review process. During this period of extension, the scope of protection is limited to the approved product and approved uses.

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

We are currently a small company. To commercialize volanesorsen, inotersen, and our other drugs in development that we are responsible for commercializing, we will need to increase our operations and expand our use of third-party contractors. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company including hiring additional staff within our regulatory, clinical and medical affairs groups and an in-house commercial organization initially focused on marketing and selling volanesorsen and inotersen, if approved. We currently have limited sales and marketing capability and therefore intend to recruit a specialty sales force in anticipation of volanesorsen's and inotersen's potential approval.

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

*If we do not progress in our programs as anticipated, the price of our securities could decrease.

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain drug will enter into clinical trials, when we anticipate completing a clinical study, when we anticipate filing an application for marketing authorization, or when we or our partners plan to commercially launch a drug. We base our estimates on present facts and a variety of assumptions. Many underlying assumptions are outside of our control. If we do not achieve milestones in accordance with our or our investors' or securities analysts' expectations, including milestones related to volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, the price of our securities could decrease.

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

*We are exposed to potential product liability claims, and insurance against these claims may not be available to us at a reasonable rate in the future or at all.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products, including potential product liability claims related to volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development. We have clinical study insurance coverage and commercial product liability insurance coverage. In addition, Novartis has agreed to indemnify us against specific claims arising from Novartis' development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. However, this insurance coverage and indemnities may not be adequate to cover claims against us. Insurance may not be available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, products liability claims may result in decreased demand for our drug products, injury to our reputation, withdrawal of clinical study volunteers and loss of revenue. Thus, whether or not we are insured or indemnified, a product liability claim or product recall may result in losses that could be material.

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

*Our business and operations would suffer in the event of computer system failures.

Despite the implementation of security measures, our internal computer systems, and those of our CROs, manufacturers and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If issues were to arise and cause interruptions in our operations, it could result in a material disruption of our drug programs. For example, the loss of clinical study data from completed or ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development could be delayed.

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

Prior to the completion of our IPO in July 2017, no public market for our common stock existed. An active public trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares. Additionally, Ionis owns approximately 75% of our outstanding common stock. Ionis intends to hold its shares of our common stock for the foreseeable future, which could reduce the public market for our stock.

*The market price for our common stock may be volatile, which could contribute to the loss of your investment.

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

Factors affecting the trading price of our common stock may include:

●	our failure to effectively develop and commercialize volanesorsen and our other drugs in development;
●	Novartis' failure to exercise its option and/or effectively develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx to the extent it exercises its option to license those drugs from us;
●	changes in the market's expectations about our operating results;
●	adverse results or delays in preclinical or clinical studies;
●	our decision to initiate a clinical study, not to initiate a clinical study or to terminate an existing clinical study;
●	adverse regulatory decisions, including failure to receive regulatory approval for volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;
●	success or failure of competitive products or antisense drugs more generally;
●	adverse developments concerning our manufacturers or our strategic partnerships;
●	inability to obtain adequate product supply for any drug for clinical studies or commercial sale or inability to do so at acceptable prices;
●	the termination of a strategic partnership or the inability to establish additional strategic partnerships;
●	unanticipated serious safety concerns related to the use of volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;
●
adverse safety or other clinical results, such as those that have occurred in the past or that may occur in the future, related to drugs being developed by Ionis or other companies that are or may be perceived to be similar to our drugs;

●	our ability to effectively manage our growth;
●	the size and growth, if any, of the targeted market;
●	our operating results do not meet the expectation of securities analysts or investors in a particular period;
●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	securities analysts do not publish reports about us or our business or publish negative reports;
●	changes in financial estimates and recommendations by securities analysts concerning our company, our market opportunity, or the biotechnology and pharmaceutical industries in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	overall performance of the equity markets;
●	announcements by us or our competitors of acquisitions, new drugs or programs, significant contracts, commercial relationships or capital commitments;
●	our and our strategic partners' ability to successfully market volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;
●	changes in laws and regulations affecting our business, including but not limited to clinical study requirements for approvals;
●
disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain and maintain patent protection for volanesorsen, inotersen, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;

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

Sales of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. Immediately following our IPO and concurrent private placement we had 66,541,629 shares of common stock outstanding. Of these, only 14,843,750 shares of our common stock sold in our IPO are freely transferable without restriction or additional registration under the Securities Act. Novartis has agreed that it will not sell any of the shares it purchased in the concurrent private placement until the earlier of January 5, 2020 or six months after we stop developing a drug under our agreement with Novartis. Thereafter, Novartis may only sell a limited number of shares each day. Up to an additional 64,114,545 shares of common stock held by Ionis are eligible for sale in the public market, all of which will be subject to volume limitations under Rule 144 under the Securities Act. In addition, 9,000,000 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. To the extent the holders of these shares sell them into the market or our stockholders believe these sales might occur, the market price of our common stock could decline.

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

None.

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
As of March 31, 2018, all of the expenses incurred in connection with our initial public offering had been paid.

(c) Issuer Purchase of Equity Securities

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

a. Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Akcea Therapeutics, Inc., as amended to date.

3.2(1)	Amended and Restated Bylaws of Akcea Therapeutics, Inc.

4.1(2)	Amended and Restated Investor Rights Agreement, dated March 14, 2018, by and between Akcea Therapeutics, Inc. and Ionis Pharmaceuticals, Inc.

10.1(3)	Development, Commercialization, Collaboration and License Agreement, dated March 14, 2018, by and between Akcea Therapeutics, Inc. and Ionis Pharmaceuticals, Inc.

10.2(4)	Stock Purchase Agreement, dated March 14, 2018, by and between Akcea Therapeutics, Inc. and Ionis Pharmaceuticals, Inc.

10.3(5)	Amended and Restated Services Agreement, dated March 14, 2018, by and between Akcea Therapeutics, Inc. and Ionis Pharmaceuticals, Inc.

10.4(6)	Stockholder Voting Agreement, dated March 14, 2018, by and between Akcea Therapeutics, Inc. and Novartis Pharma AG.

10.5	Akcea Therapeutics, Inc. 2015 Equity Incentive Plan, as amended.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Akcea Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

*
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(1)
Previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-38137), filed with the Securities and Exchange Commission on July 19, 2017, and incorporated herein by reference.

(2)
Previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38137), filed with the Securities and Exchange Commission on March 15, 2018, and incorporated herein by reference.

(3)
Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38137), filed with the Securities and Exchange Commission on March 15, 2018, and incorporated herein by reference.

(4)
Previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38137), filed with the Securities and Exchange Commission on March 15, 2018, and incorporated herein by reference.

(5)
Previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-38137), filed with the Securities and Exchange Commission on March 15, 2018, and incorporated herein by reference.

(6)
Previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 001-38137), filed with the Securities and Exchange Commission on March 15, 2018, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AKCEA THERAPEUTICS, INC.

Signatures	Title	Date

/s/ PAULA SOTEROPOULOS	Chief Executive Officer
Paula Soteropoulos	(on behalf of the Registrant and in her capacity as principal executive officer)	May 4, 2018

/s/ MICHAEL MACLEAN	Chief Financial Officer
Michael MacLean	(on behalf of the Registrant and in his capacity as principal financial and accounting officer)	May 4, 2018