Form 10-Q
period 2018-06-30
AKCEA THERAPEUTICS, INC.
filed 2018-08-07
CIK 1662524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The number of shares of common stock outstanding as of July 31, 2018 was 85,718,372.

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

AKCEA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
		(as revised)
ASSETS
Current assets:
Cash and cash equivalents	$216,840	$58,367
Short-term investments	165,011	201,763
Contract receivable	3,295	5,413
Other current assets	3,575	1,302
Total current assets	388,721	266,845
Property, plant and equipment, net	1,523	77
Licenses, net	1,714	1,221
Deposits and other assets	3,047	661
Total assets	$395,005	$268,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,706	$2,381
Payable to Ionis Pharmaceuticals, Inc.	27,137	14,365
Accrued compensation	4,548	4,083
Accrued liabilities	25,969	7,570
Current portion of deferred revenue	35,713	58,192
Other current liabilities	1,138	1,875
Total current liabilities	97,211	88,466
Long-term portion of deferred rent	1,551	12
Long-term portion of deferred revenue	5,839	12,501
Total liabilities	104,601	100,979
Stockholders' equity:
Common stock, $0.001 par value; 125,000,000 and 100,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; 85,680,719 and 66,541,629 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	86	67
Additional paid-in capital	678,509	464,430
Accumulated other comprehensive loss	(297)	(451)
Accumulated deficit	(387,894)	(296,221)
Total stockholders' equity	290,404	167,825
Total liabilities and stockholders' equity	$395,005	$268,804

See accompanying notes.

AKCEA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as revised)		(as revised)
Revenue:
Research and development revenue under collaborative agreement	$18,321	$5,713	$35,429	$11,807
Total revenue	18,321	5,713	35,429	11,807

Expenses:
Research and development	39,457	18,487	67,427	83,282
General and administrative	42,287	6,915	61,752	11,590
Total operating expenses	81,744	25,402	129,179	94,872

Loss from operations	(63,423)	(19,689)	(93,750)	(83,065)

Other income (expense):
Investment income	1,546	245	2,414	308
Interest expense	—	(965)	—	(1,507)
Other income (expense)	45	50	(123)	50

Loss before income tax expense	(61,832)	(20,359)	(91,459)	(84,214)

Income tax expense	(214)	—	(214)	—

Net loss	$(62,046)	$(20,359)	$(91,673)	$(84,214)

Net loss per share of preferred stock, basic and diluted	$—	$(0.70)	$—	$(2.92)
Weighted-average shares of preferred stock outstanding, basic and diluted	—	28,884,540	—	28,884,540
Net loss per share of common stock owned by Ionis, basic and diluted	(0.72)	—	(1.19)	—
Weighted-average shares of common stock outstanding owned by Ionis, basic and diluted	60,832,494	—	53,182,685	—
Net loss per share of common stock owned by others, basic and diluted	$(0.85)	$—	$(1.33)	$—
Weighted-average shares of common stock outstanding owned by others, basic and diluted	21,492,157	—	21,332,650	—

See accompanying notes.

AKCEA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as revised)		(as revised)
Net loss	$(62,046)	$(20,359)	$(91,673)	$(84,214)
Unrealized gains (losses) on investments, net of tax	151	1	106	(27)
Currency translation adjustment	20	(42)	48	(36)
Comprehensive loss	$(61,875)	$(20,400)	$(91,519)	$(84,277)

See accompanying notes.

AKCEA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
		(as revised)
Operating activities:
Net loss	$(91,673)	$(84,214)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	54	56
Amortization of licenses	70	60
Amortization of premium on investments, net	208	139
Non-cash sublicensing expense	—	33,394
Non-cash interest expense for line of credit with Ionis Pharmaceuticals, Inc.	—	1,507
Stock-based compensation expense	18,509	7,122
Changes in operating assets and liabilities:
Contracts receivable	2,118	—
Other current and long-term assets	(2,275)	(1,226)
Accounts payable	325	(799)
Payable to Ionis Pharmaceuticals, Inc.	12,772	(13,111)
Accrued compensation	465	(1,253)
Deferred rent	518	4
Accrued liabilities	17,458	1,136
Income taxes payable	(720)	—
Deferred revenue	(29,141)	63,193
Net cash (used in) provided by operating activities	(71,312)	6,008

Investing activities:
Purchases of short-term investments	(22,197)	(61,209)
Proceeds from sale of short-term investments	94,736	17,820
Purchase of property, plant and equipment	(5)	—
Net cash provided by (used in) investing activities	72,534	(43,389)

Financing activities:
Proceeds from exercise of common stock options and employee stock purchase plan issuances	3,281	—
Proceeds from line of credit from Ionis Pharmaceuticals, Inc.	—	106,000
Proceeds from issuance of common stock to Ionis in TTR transaction	156,306	—
Offering costs paid	—	(1,031)
Net cash provided by financing activities	159,587	104,969
Effect of exchange rates on cash	48	—

Net increase in cash and cash equivalents	160,857	67,588
Cash, cash equivalents and restricted cash at beginning of period	58,367	7,857
Cash, cash equivalents and restricted cash at end of period	$219,224	$75,445

Supplemental disclosures of non-cash investing and financing activities:
Purchase of property, plant and equipment included in accrued liability	$491	$—
Purchase of property, plant and equipment included in long-term deferred rent liability	$1,004	$—
Acquisition of research and development licenses	$563	$—
Unpaid deferred offering costs	$450	$473

The following table presents the line items and amounts of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	June 30,
	2018	2017
Cash and cash equivalents	$216,840	$75,445
Restricted cash included in deposits and other assets	2,384	—
Total cash, cash equivalents and restricted cash	$219,224	$75,445

See accompanying notes.

AKCEA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

1.	Basis of Presentation and Organization

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Certain amounts in the prior period financial statements have been revised to conform to the presentation of the current period financial statements. See Note 2, Summary of Significant Accounting Policies, for a discussion of these revisions to prior period financial statements made in connection with our adoption of the new revenue recognition guidance retroactive to January 1, 2017.

The condensed consolidated financial statements include the accounts of Akcea Therapeutics, Inc. ("we," "our," and "us") and our wholly owned subsidiaries. All intercompany transactions and balances were eliminated in consolidation. We included all normal recurring adjustments in the financial statements which we considered necessary for a fair presentation of our financial position and our operating results and cash flows for the interim periods ended June 30, 2018 and 2017. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements included on the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

We were incorporated in Delaware in December 2014. We were organized by Ionis Pharmaceuticals, Inc., or Ionis, to focus on developing and commercializing drugs to treat patients with rare and serious diseases. On July 19, 2017, we completed our initial public offering, or IPO. As of June 30, 2018, Ionis owned approximately 75% of our common stock and is our majority shareholder. Prior to our IPO, we were wholly owned by Ionis.

In accordance with Accounting Standard Codification, or ASC, 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2018, we had an accumulated deficit of $387.9 million. During the three and six months ended June 30, 2018, we incurred a loss of $62.0 million and $91.7 million, respectively, and during the six months ended June 30, 2018, we used $71.3 million of cash in operations. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. As we continue to incur losses, the transition to profitability is dependent upon the successful development, approval, and commercialization of our products and product candidates and the achievement of a level of revenues adequate to support our cost structure.  We believe that our currently available funds of $381.9 million as of June 30, 2018, in addition to cash generated from sales of our products will be sufficient to fund the our operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q.  Management's belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties.   If actual results are different from management's estimates, we may need to seek additional funding or delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our drugs even if we would otherwise prefer to develop and commercialize the drugs ourselves.

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

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. When we offer options for additional goods or services, such as an option to license a drug in the future or for additional goods or services to be provided in the future, we evaluate whether options are material rights that should be treated as additional performance obligations. We typically have not concluded that the option to license a drug or the options for additional goods or services that may be requested in the future under our collaboration agreement are material rights as the amounts attributable to such options represent standalone selling price, and therefore no consideration is allocated to these items at the inception of an agreement. When a partner exercises its option to license a drug or requests the additional goods or services, a new performance obligation is created for that item. Once performance obligations are identified, we then recognize as revenue the amount of the transaction price that we allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of an output or input method. Through June 30, 2018, we have one revenue stream from our strategic collaboration, option and license agreement, or collaboration agreement, with Novartis Pharma AG, or Novartis, which we entered into in January 2017. For a complete discussion of the accounting for our collaboration revenue, see Note 4, Strategic Collaboration with Novartis.

Effective January 1, 2018, we adopted Topic 606 using the full retrospective transition method. Under this method, we revised our consolidated financial statements for prior period amounts including the interim periods included in this Report on Form 10-Q, as if Topic 606 had been effective for such periods. The references "as revised" used herein refer to revisions of amounts originally reported for the three and six months ended June 30, 2017 and the year ended December 31, 2017 as a result of our adoption of Topic 606.

Impact of Adoption

As a result of adopting Topic 606 on January 1, 2018, we have revised our comparative financial statements for the prior year as if Topic 606 had been effective for that period. Under Topic 605, we recognized revenue over time. Under Topic 606, we recognize revenue using the input method based on total costs of performing services over time. As a result, the following financial statement line items for fiscal year 2017 were affected.

Condensed Consolidated Balance Sheets

	December 31, 2017 (in thousands)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Current portion of deferred revenue	$58,192	$50,579	$7,613
Long‑term portion of deferred revenue	12,501	8,306	4,195
Accumulated deficit	$(296,221)	$(284,413)	$(11,808)

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30, 2017 (in thousands, except per share data)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Research and development revenue under collaborative agreement	$5,713	$14,128	$(8,415)
Loss from operations	(19,689)	(11,274)	(8,415)
Net loss	(20,359)	(11,944)	(8,415)
Net loss per share of preferred stock, basic and diluted	$(0.70)	$(0.41)	$(0.29)

	Six Months Ended June 30, 2017 (in thousands, except per share data)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Research and development revenue under collaborative agreement	$11,807	$23,725	$(11,918)
Loss from operations	(83,065)	(71,147)	(11,918)
Net loss	(84,214)	(72,296)	(11,918)
Net loss per share of preferred stock, basic and diluted	$(2.92)	$(2.50)	$(0.42)

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2017 (in thousands)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Net loss	$(84,214)	$(72,296)	$(11,918)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred revenue	63,193	51,275	11,918
Cash, cash equivalents and restricted cash at beginning of period	7,857	7,857	—
Cash, cash equivalents and restricted cash at end of period	$75,445	$75,445	$—

New Accounting Pronouncements - Recently Issued

In February 2016, the FASB issued amended accounting guidance related to lease accounting, which requires us to record all leases with a term longer than one year on our balance sheet. When we record leases on our balance sheet under the new guidance, we will record a liability with a value equal to the present value of payments we will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires us to determine if any lease we have is an operating or financing lease, similar to current accounting guidance. We will record expense for an operating type lease on a straight-line basis as an operating expense and we will record expense for a financing type lease as interest expense. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. This standard allows for a modified retrospective application and is effective as of the first quarter of 2019. Entities are allowed to apply the modified retrospective approach (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption (January 1, 2019) through a cumulative-effect adjustment. We are currently assessing the impact that adoption of this guidance will have on our consolidated financial statements and disclosures.

In June 2016, the FASB issued guidance that changes the measurement of credit losses for most financial assets and certain other instruments. If we have credit losses, this updated guidance requires us to record allowances for these instruments under a new expected credit loss model. This model requires us to estimate the expected credit loss of an instrument over its lifetime, which represents the portion of the amortized cost basis that we do not expect to collect. This change will result in us remeasuring our allowance in each reporting period we have credit losses. The new standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. When we adopt the new standard, we will make any adjustments to beginning balances through a cumulative-effect adjustment to accumulated deficit on that date. We are currently assessing the timing of adoption as well as the impact it will have on our consolidated financial statements and disclosures.

In February 2018, the FASB issued updated guidance for reclassification of tax effects from accumulated other comprehensive income (loss). The updated guidance gives entities an option to reclassify the stranded tax effects resulting from changes due to the Tax Act from accumulated other comprehensive income (loss) to retained earnings. The updated guidance is effective for all entities for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Early adoption is permitted, and adoption is optional. We are currently assessing the impact this updated guidance could have on our consolidated financial statements and the timing of potential adoption.

In June 2018, the FASB issued updated guidance to simplify the accounting for stock-based compensation expense for non-employees. We adopted this guidance in the second quarter of 2018. We have not granted stock option grants to non-employees as of June 30, 2018 and therefore this new guidance has no impact to our financial statements.

3.	Investments and Fair Value Measurements

Investments

The following is a summary of our investments at June 30, 2018 and December 31, 2017 (in thousands):

		Gross Unrealized		Estimated
June 30, 2018	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$82,414	$—	$(127)	$82,287
Debt securities issued by U.S. government agencies	81,893	3	(98)	81,798
Total securities with a maturity of one year or less	164,307	3	(225)	164,085

Corporate debt securities	935	—	(9)	926
Debt securities issued by U.S. government agencies	—	—	—	—
Total securities with a maturity of one to two years	935	—	(9)	926
Total available-for-sale securities	$165,242	$3	$(234)	$165,011

		Gross Unrealized		Estimated
December 31, 2017	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$132,434	$—	$(206)	$132,228
Debt securities issued by U.S. government agencies	38,135	—	(59)	38,076
Total securities with a maturity of one year or less	170,569	—	(265)	170,304

Corporate debt securities	8,267	—	(35)	8,232
Debt securities issued by U.S. government agencies	23,264	—	(37)	23,227
Total securities with a maturity of one to two years	31,531	—	(72)	31,459
Total available-for-sale securities	$202,100	$—	$(337)	$201,763

We recorded unrealized losses related to the securities listed above as of June 30, 2018 and December 31, 2017. We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate a full recovery of our debt securities' amortized cost basis at maturity.

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

The following tables present the major security types we held at June 30, 2018 and December 31, 2017 that are regularly measured and carried at fair value. The table segregates each security by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities' fair value (in thousands):

	At June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$193,752	$193,752	$—
Corporate debt securities (2)	89,211	—	89,211
Debt securities issued by U.S. government agencies (3)	81,798	—	81,798
Total	$364,761	$193,752	$171,009

	At December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$48,430	$48,430	$—
Corporate debt securities (3)	140,460	—	140,460
Debt securities issued by U.S. government agencies (3)	61,303	—	61,303
Total	$250,193	$48,430	$201,763

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.
(2)
At June 30, 2018, $6.0 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(3)	Included in short-term investments on our condensed consolidated balance sheets.

We did not have any Level 3 investments at June 30, 2018 and December 31, 2017. During the six months ended June 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1 and Level 2.

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

We received a $75.0 million upfront payment in the first quarter of 2017, of which we retained $60.0 million and we paid Ionis $15.0 million as a sublicense fee under our license agreement with Ionis. If Novartis exercises its option for a drug, Novartis will pay us a license fee equal to $150.0 million for each drug licensed by Novartis. In addition, for AKCEA-APO(a)-LRx, we are eligible to receive up to $600.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $285.0 million for the achievement of commercialization milestones. In addition, for AKCEA-APOCIII-LRx, we are eligible to receive up to $530.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $240.0 million for the achievement of regulatory milestones and up to $265.0 million for the achievement of commercialization milestones. We will earn the next milestone payment of $25.0 million under this collaboration if Novartis advances the Phase 3 study for either drug. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will pay 50% of these license fees, milestone payments and royalties to Ionis as a sublicense fee. We plan to co-commercialize any licensed drug commercialized by Novartis in selected markets, under terms and conditions that we plan to negotiate with Novartis in the future, through the specialized sales force we are building to commercialize TEGSEDITM (inotersen) and WAYLIVRATM (volanesorsen).

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

We are recognizing revenue related to each of our performance obligations as follows:

●
We will satisfy the development services performance obligation for AKCEA-APO(a)-LRx as the research and development services are performed.  We expect a significant portion of the research and development services to be completed by December 2018 with the remainder by the end of March 2019. We recognize revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred;

●
We will satisfy the development services performance obligation for AKCEA-APOCIII-LRx as the research and development services are performed.  We expect a significant portion of the research and development services to be completed by June 2019 with the remainder by the end of December 2019. We recognize revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred;

●	We recognized the amount attributed to the AKCEA-APO(a)-LRx API supply when we delivered API to Novartis in 2017; and
●	We recognized the amount attributed to the AKCEA-APOCIII-LRx API supply when we delivered API to Novartis in May 2018.

Additionally, we and Ionis entered into a stock purchase agreement, or SPA, with Novartis. Under the SPA, in July 2017, Novartis purchased $50.0 million of our common stock in a separate private placement concurrent with the completion of our IPO at a price per share equal to the IPO price. Our IPO is discussed in Note 9, Initial Public Offering.

During the three and six months ended June 30, 2018, we earned revenue of $18.3 million and $35.4 million from our strategic collaboration with Novartis, representing 100% of our revenue. In comparison, we earned revenue of $5.7 million and $11.8 million for the same periods in 2017 (as revised). During the three and six months ended June 30, 2018, we recognized $12.6 million and $32.9 million of revenue from amounts that were in our beginning deferred revenue balance. Our consolidated balance sheet at June 30, 2018 and December 31, 2017 (as revised) included deferred revenue of $41.6 million and $70.7 million, respectively, related to our strategic collaboration with Novartis.

5.	License Agreements and Services Agreement with Ionis

In December 2015, we entered into a development, commercialization and license agreement related to our cardiometabolic franchise and a services agreement with Ionis.  In March 2018, we entered into a new development, commercialization, collaboration and license agreement related to our TTR franchise and amended the services agreement previously entered into with Ionis.  The following sections summarize these related party agreements with Ionis.

Cardiometabolic Development, Commercialization and License Agreement

Our development, commercialization and license agreement, or the license agreement, with Ionis granted exclusive rights to us to develop and commercialize WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-APOCIII-LRx, and AKCEA-ANGPTL3-LRx, which are collectively referred to as the Lipid Drugs. Ionis has granted us an exclusive license to certain patents to develop and commercialize products containing the Lipid Drugs. Ionis also granted us a non-exclusive license to the Ionis antisense platform technology for us to develop and commercialize products containing the Lipid Drugs. Ionis also granted us non-exclusive rights under its manufacturing technology to manufacture the Lipid Drugs in our own facility or at a contract manufacturer. As a part of this agreement both companies agreed not to work with any other parties to develop or commercialize other RNA-targeting drugs that are designed to inhibit any of the Lipid Drug targets so long as we are developing or commercializing the Lipid Drugs.

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

TTR Development, Commercialization, Collaboration and License Agreement

On April 17, 2018, our stockholders, other than Ionis and its affiliates, approved the development, commercialization, collaboration and license agreement, or TTR License Agreement, and a stock purchase agreement, or Ionis SPA, with Ionis, our majority shareholder which was entered into on March 14, 2018. In addition, in connection with these agreements, we entered into an amended and restated services agreement, or Amended Services Agreement, and an amended and restated investor rights agreement, or Amended Investor Rights Agreement, with Ionis.

We determined that the License Agreement and Ionis SPA included provisions which required the approval of the agreements by our stockholders, other than Ionis and its affiliates, which we deemed was not perfunctory in nature, therefore, we concluded that the approved date of the agreements for accounting purposes would be April 17, 2018, the date on which such approval was received and the closing of the agreements took place.

In accordance with the terms and provisions of the License Agreement, we received rights to:

●	commercialize TEGSEDI following receipt of regulatory approval and perform certain other non-commercial activities with respect to TEGSEDI, in each case, in accordance with a global strategic plan;
●	partner on the completion of all pivotal studies, of a follow-on drug to TEGSEDI, AKCEA-TTR-LRx and perform other non-commercial activities with respect to AKCEA-TTR-LRx;
●	commercialize AKCEA-TTR-LRx, following receipt of regulatory approval in accordance with a global strategic plan;
●	share in profits and losses with respect to TEGSEDI and AKCEA-TTR-LRx;
●	manufacture (including through a third party) each product following receipt of regulatory approval for such product; and
●	sublicense the development and commercialization of either product to third parties or affiliates, with the consent of Ionis.

As consideration for the grant of rights under the TTR License Agreement, we paid an upfront licensing fee of $150.0 million, which was paid through the issuance of 8 million shares of our common stock priced by reference to a recent trading average. In addition, we will be obligated to make milestone payments to Ionis in connection with the achievement of certain development, regulatory and commercialization events. These milestone payments include up to $110.0 million, if all TEGSEDI regulatory approval milestones are met; up to $145.0 million, if all AKCEA-TTR-LRx regulatory milestones are met; and a total of $1.3 billion, in the form of seven milestones payments, if all sales milestones for the combined products are met. We can elect to pay each milestone payment in cash or shares of our common stock and Ionis may require payment in shares of common stock. Subsequent to the achievement of the milestone event for aggregate worldwide annual net sales of $750 million for the products, all subsequent milestone payments must be paid in cash.

We and Ionis also agreed to share TEGSEDI and AKCEA-TTR-LRx profits and losses as follows: for TEGSEDI, beginning on the earlier of (i) the first day of the quarter after receipt of regulatory approval of TEGSEDI in the United States, or (ii) January 1, 2019, the parties will share profits and losses from the development and commercialization of TEGSEDI (A) on a 60/40 basis (60% to Ionis and 40% to us) through the end of the quarter in which the first commercial sale of AKCEA-TTR-LRx occurs, and (B) on a 50/50 basis commencing on the first day of the first quarter thereafter; and for AKCEA-TTR-LRx, beginning January 1, 2018, the parties will share all profits and losses from the development and commercialization of AKCEA-TTR-LRx on a 50/50 basis.

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

To support the commercialization of TEGSEDI and AKCEA-TTR-LRx, Ionis purchased 10.7 million shares of our common stock for $200 million, which when combined with the 8 million shares issued for the upfront license, increased Ionis' ownership percentage to approximately 75%.

In connection with the licensing transaction, we amended our Certificate of Incorporation to increase the authorized shares of common stock from 100,000,000 shares to 125,000,000 shares.

We determined that the upfront accounting for the TTR License Agreement should follow the accounting guidance for common control transactions, given the nature of the relationship between us and Ionis, including the fact that Ionis maintains a controlling ownership position in us.

In addition, we assessed the identifiable assets that were acquired under the terms of the TTR License Agreement, including the licensed rights to inotersen and AKCEA-TTR-LRx, certain commercial-grade inotersen materials, the transfer of a minimal number of employees from Ionis to us and certain manufacturing and clinical research agreements. We concluded that the licensed rights represented a group of similar identifiable assets and that substantially all of the fair value of the acquisition resides in the licensed rights. As such, we concluded that the acquired assets did not meet the definition of a business and that we should account for the TTR License Agreement as an asset acquisition under common control guidance. As a result, we recorded the carrying value of the licensed rights held by Ionis of $0.6 million as an intangible asset at the date of acquisition.

In connection with the transaction, we also acquired $4.7 million of commercial inotersen inventory held by Ionis, which will be paid in cash, prospectively we will be responsible for the procurement of all additional commercial inventory. The inventory did not have a carrying value on the books of Ionis at the time of the acquisition. As such, in accordance with the accounting guidance for common control transactions above, we recorded the amount to be paid for the inotersen inventory as a reduction of additional paid in capital. This amount represented a cash distribution to Ionis, therefore, we have included this distribution as a distribution to Ionis for purposes of loss per share and we have applied the two–class method as discussed in Note 8, Basic and Diluted Net Loss Per Share.

We also determined that the TTR License Agreement represented a collaboration arrangement as defined by ASC 808. Prior to April 1, 2018, Ionis was responsible for all costs associated with inotersen and for the period from April 1, 2018 to June 30, 2018, we were responsible for all costs associated with inotersen. We and Ionis share all costs associated with AKCEA-TTR-LRx from January 1, 2018 forward on a 50/50 basis. We have recorded $3.1 million payable to Ionis which relates to the period prior to the closing of the TTR license agreement to equity, as these amounts have been previously expensed in the financial statements of Ionis.  This amount also represents a cash distribution to Ionis and has been included as an adjustment to the net loss attributable to Ionis for purposes of applying the two-class method for loss per share as discussed in Note 8, Basic and Diluted Net Loss Per Share. Any amounts paid to or received from Ionis subsequent to the closing of the TTR License Agreement will be recorded to expense based on the underlying nature of the activities.

During the three and six months ended June 30, 2018, we recorded $11.9 million as a component of research and development expense related to the TTR License Agreement.

Services Agreement

We originally entered into a services agreement with Ionis in December 2015 in conjunction with the license agreement related to our cardiometabolic franchise. We entered into the Amended Services Agreement with Ionis in April 2018 in conjunction with the license agreement related to our TTR franchise (collectively, the service agreements). The primary purpose of the Amended Services Agreement was to allow for the expansion of general and administrative services provided to us by Ionis to cover the TEGSEDI and AKCEA-TTR-LRx products, under terms substantially similar to the prior services agreement.

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

As of June 30, 2018 and December 31, 2017, we owed Ionis $27.1 million and $14.4 million, respectively.

The following table summarizes the amounts included in our operating expenses and amounts related to the TTR licensing agreement that were generated by transactions with Ionis for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Services performed by Ionis	$6,045	$2,998	$7,990	$5,955
Active pharmaceutical ingredient manufactured by Ionis	—	2,930	5,229	6,013
Commercial inventory manufactured by Ionis	5,996	—	5,996	—
Sublicensing expenses	—	—	—	48,394
Out-of-pocket expenses paid by Ionis	16,029	5,316	23,016	17,189
Total charges generated by transactions with Ionis	28,070	11,244	42,231	77,551
Payable balance to Ionis at the beginning of the period	27,737	15,000	$14,365	24,355
Less: total amounts paid to Ionis during the period	(27,737)	(15,000)	(28,526)	(57,268)
Less: receivable from Ionis	(933)	—	(933)	—
Less: non-cash sublicensing expenses	—	—	—	(33,394)
Total amount payable to Ionis at period end	$27,137	$11,244	$27,137	$11,244

6. Stock-Based Compensation

Stock Plans

2015 Equity Incentive Plan

The 2015 Plan provides for the grant of incentive stock options, or ISOs, non-statutory stock options, or NSOs, restricted stock awards, restricted stock unit awards and stock appreciation rights. In December 2017 and April 2018, our board of directors and our stockholders, respectively, approved an additional amendment to our 2015 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder to 13,500,000 shares of common stock.

As of June 30, 2018, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2015 Plan was 13,500,000 and we had 2,348,332 shares available for future issuance under the 2015 Plan. During the three and six months ended June 30, 2018, we granted to employees and directors no shares of restricted stock and options to purchase 2,392,800 and 4,202,892 shares of common stock, respectively. At June 30, 2018 a total of 11,128,684 options were outstanding, of which 3,682,584 were exercisable, 22,984 restricted stock unit awards were outstanding.

2017 Employee Stock Purchase Plan

The number of shares of common stock that may be issued under the Employee Stock Purchase Plan, or ESPP, will automatically increase commencing on January 1, 2018 and ending on (and including) January 1, 2027 in an amount equal to the lesser of (i) 1% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, and (ii) 500,000 shares of Common Stock. On January 1, 2018, 500,000 shares of common stock were added to the ESPP.

As of June 30, 2018, the aggregate number of shares of common stock reserved under the 2017 ESPP was 1,000,000 and we had 984,268 shares available for future issuance under the 2017 ESPP. During the three and six months ended June 30, 2018, no shares and 15,732 shares, respectively, were issued under our 2017 ESPP. At June 30, 2018, accrued liabilities included $0.2 million of ESPP contributions related to our current enrollment period for which the related shares will be issued on July 2, 2018.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expenses	$2,242	$1,919	$4,555	$3,520
General and administrative expenses	9,884	2,023	13,954	3,602
Total	$12,126	$3,942	$18,509	$7,122

7.	Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss (in thousands):

2018
Balance, as of December 31, 2017	$(451)
Unrealized gains (losses) on investments, net of tax (1)	106
Currency translation adjustment	48
Net other comprehensive income (loss)	154
Balance, as of June 30, 2018	$(297)

(1)	There was no tax benefit for other comprehensive income (loss) for the six months ended June 30, 2018.

8.	Basic and Diluted Net Loss Per Share

In connection with the TTR License Agreement completed on April 17, 2018, with Ionis, we made distributions to Ionis representing the consideration to be paid in cash provided to Ionis in excess of the carrying value of the related assets acquired. These distributions are treated as dividends to Ionis; therefore, we have applied the two-class method loss per share to reflect the allocation of these distributions to the participating Ionis common shares.

The two-class method is an earnings allocation formula that determines loss per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. For the purposes of calculating loss per share under the two-class method, we have allocated the net loss between the common stock owned by Ionis and common stock owned by others. Basic loss per share for the participating common shares is computed by dividing total available losses to common stock owned by Ionis and common stock owned by others, by their respective weighted-average of common shares outstanding during the requisite period.

The following table summarizes the distributable losses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(62,046)	$(20,359)	$(91,673)	$(84,214)
Distribution to Ionis	(7,792)	—	(7,792)	—
Distributable losses	$(69,838)	$(20,359)	$(99,465)	$(84,214)

The following table summarizes the reconciliation of weighted-average shares outstanding used in the calculation of basic loss per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Determination of shares:	2018	2017	2018	2017
Weighted-average preferred shares outstanding	—	28,884,540	—	28,884,540
Weighted-average common shares outstanding owned by Ionis	60,832,494	—	53,182,685	—
Weighted-average common shares outstanding owned by others	21,492,157	—	21,332,650	—
Total weighted-average shares outstanding	82,324,651	28,884,540	74,515,335	28,884,540

The following table summarizes the calculation of basic loss per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Losses allocated to preferred shares	$—	$(20,359)	$—	$(84,214)
Weighted-average preferred shares outstanding	—	28,884,540	—	28,884,540
Basic loss per preferred share	$—	$(0.70)	$—	$(2.92)

Losses allocated to Ionis	$(51,606)	$—	$(70,990)	$—
Plus: Distribution to Ionis	7,792	—	7,792	—
Losses available to Ionis	$(43,814)	—	(63,198)	—
Weighted-average common shares outstanding owned by Ionis	60,832,494	—	53,182,685	—
Basic loss per common share owned by Ionis	$(0.72)	$—	$(1.19)	$—

Losses allocated to common shares owned by others	$(18,232)	$—	$(28,475)	$—
Weighted-average common shares outstanding owned by others	21,492,157	—	21,332,650	—
Basic loss per common share owned by others	$(0.85)	$—	$(1.33)	$—

For the three and six months ended June 30, 2018 and 2017, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

●	Options to purchase common stock;
●	Unvested restricted stock units; and
●	Employee Stock Purchase Plan, or ESPP.

9.	Initial Public Offering

On July 19, 2017, we completed our IPO. Total net proceeds were $182.3 million, including the following:

●	$132.3 million from the sale of 17,968,750 shares of our common stock in our IPO of which $25 million was invested by Ionis; and
●	$50.0 million from the purchase of 6,250,000 shares by Novartis in a concurrent private placement.

In addition, both of the following occurred in connection with the completion of our IPO on July 19, 2017:

●	the conversion of all outstanding shares of Series A convertible preferred stock into 28,884,540 shares of our common stock; and
●	the conversion of $106.0 million of outstanding principal plus accrued interest from the line of credit with Ionis into 13,438,339 shares of common stock.

10. Commitments and Contingencies

Operating Lease

On April 5, 2018, we entered into an operating lease agreement with MEPT Seaport 13 Stillings LLC, or MEPT, for 30,175 square feet of office space located in Boston, Massachusetts for our new corporate headquarters. The anticipated commencement date of the lease is August 15, 2018. The initial term of the lease is 123 months with one five-year renewal option. Future minimum annual lease payments under this lease are $0.8 million in 2018, $2.2 million in 2019, $2.3 million in 2020, $2.3 million in 2021, $2.3 million in 2022, and $14.2 million thereafter. MEPT will provide us with a three-month free rent period and a tenant improvement allowance up to $3.8 million. We provided MEPT with a letter of credit to secure our obligations under the lease in the initial amount of $2.4 million, to be reduced to $1.8 million on the third anniversary of the rent commencement date and to $1.2 million on the fifth anniversary of the rent commencement date if we meet certain conditions set forth in the lease at each such time. This balance is included in deposits and other assets on the accompanying condensed consolidated balance sheets.

11.	Subsequent Events

TTR License Agreement Regulatory Milestone

On July 11, 2018, we received marketing authorization, or MA, approval for TEGSEDI from the European Commission, or EC, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis, in Europe, or EU. As a result of the MA approval in the EU, we issued on August 3, 2018, 1,597,571 of common stock shares to Ionis as payment of the $40.0 million regulatory milestone for TEGSEDI, increasing Ionis' ownership percentage to slightly above 75 percent.

PTC Therapeutics

On August 1, 2018, we entered into an exclusive license agreement with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America. Under the license agreement, we will receive an $18 million upfront payment, $12 million which is due in the third quarter of 2018 and $6 million which will be paid on the earlier of FDA or EMA approval of WAYLIVRA. We have the potential to earn $8 million of additional regulatory milestone payments for the approval of each drug. We will receive royalties from PTC in the mid-twenty percent range on net sales in Latin America for each drug. PTC's obligation to pay us royalties begins on the earlier of 12 months after the first commercial sale of a product in Brazil or the date that PTC recognizes revenue of at least $10 million in Latin America. Consistent with the agreements between us and Ionis, we will share all payment with Ionis, including royalties.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, "Akcea," "Company," "we," "our," and "us," means Akcea Therapeutics, Inc. and our subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our financial position, outlook and our business, and the therapeutic and commercial potential of TEGSEDITM (inotersen), WAYLIVRATM (volanesorsen) and our other products in development. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics and statements regarding the building of a business around such drugs and statements regarding certain regulatory approvals and the timing thereof. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion and analysis should be read in conjunction with (1) our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, and (2) the audited financial statements and accompanying notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2017, which are contained in our Annual Report on the Form 10-K for the fiscal year ended on December 31, 2017 filed on February 28, 2018 with the SEC.

OVERVIEW

We are a biopharmaceutical company focused on developing and commercializing drugs to treat patients with rare and serious diseases with leading-edge, RNA-targeted medicines. Our priority is to bring transformative medicines to patients by driving clinical program execution, understanding patient and physician needs, preparing the market, creating market access, and commercializing our products on a global basis. As an affiliate of Ionis Pharmaceuticals, Inc., or Ionis, we have a robust portfolio of development-, registration- and now commercial-stage drugs covering multiple targets and diseases using antisense therapeutics. Our immediate focus is to prepare for the approval and commercial launch of TEGSEDI and WAYLIVRA as we continue to drive our other clinical programs forward through development. On July 11, 2018, we received our first product approval. TEGSEDI received marketing authorization, or MA, approval from the European Commission, or EC, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. We estimate that there are approximately 50,000 patients globally with hATTR amyloidosis, the majority of which have symptoms of polyneuropathy.

The approval of TEGSEDI follows the positive recommendation by the Committee for Medicinal Products for Human Use, or CHMP, of European Medicines Agency, or EMA. TEGSEDI is the world's first subcutaneous, RNA-targeted therapeutic that substantially reduces the production of TTR protein. Importantly, TEGSEDI is Akcea's first commercially approved drug, and our launch activities are underway in Europe as our launch readiness continues in the US and Canada. TEGSEDI is also currently under regulatory review by the U.S. Food and Drug Administration, or FDA, and we anticipate FDA approval and launch of TEGSEDI in the United States, or U.S., in 2018. To further support the hATTR amyloidosis community, Akcea and Ambry Genetics Corporation, or Ambry, a Konica Minolta company, launched hATTR Compass™ in the U.S. and Canada, a no-cost, confidential genetic testing and genetic counseling program for people with suspected hATTR amyloidosis. This program is intended to empower people with accurate genetic information, so they can make informed decisions about their healthcare.

We obtained TEGSEDI and AKCEA-TTR-LRx under an exclusive license from Ionis. With the licensing agreement, we have expanded our efforts to treat people with serious and under-served rare diseases focusing on transthyretin amyloidosis, or ATTR amyloidosis, and cardiometabolic diseases.

ATTR

TEGSEDI is an antisense drug designed to reduce the production of transthyretin, or TTR protein, to treat hATTR amyloidosis, a severe, rare and fatal genetic disease. In patients with hATTR amyloidosis, both the hereditary and wild-type, or wt, TTR protein builds up as fibrils in tissues, such as the peripheral nerves, heart, gastrointestinal system, eyes, kidneys, central nervous system, thyroid and bone marrow. The presence of TTR fibrils interferes with the normal functions of these tissues. The progressive accumulation of TTR amyloid deposits in these tissues and organs leads to sensory, motor and autonomic dysfunction often having debilitating effects on multiple aspects of a patient's life and eventually leads to death.

TEGSEDI received marketing authorization from the EC. It is currently under regulatory review for marketing authorization in the U.S. and Canada. The FDA has granted Orphan Drug Designation and Fast Track Status to TEGSEDI for the treatment of patients with polyneuropathy due to hATTR amyloidosis and has assigned a prescription drug user fee act, or PDUFA, date of October 6, 2018. The EMA had granted accelerated assessment and Orphan Drug Designation to TEGSEDI. In Canada, our New Drug Submission, or NDS, was granted Priority Review by Health Canada.

TEGSEDI was discovered and developed by Ionis Pharmaceuticals and was licensed by us in April 2018. In addition to TEGSEDI, we and Ionis are developing AKCEA-TTR-LRx for hereditary and wild-type forms of ATTR and are planning to begin clinical development of this program in 2018.

Cardiometabolic

Our lipid/cardiometabolic drugs, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx, are all based on antisense technology developed by Ionis. Our most advanced drug, WAYLIVRA, is currently under review by regulatory agencies in the U.S., EU and Canada for the treatment of people with familial chylomicronemia syndrome, or FCS. On May 10, the FDA's Advisory Committee voted to support approval of WAYLIVRA for the treatment of people with FCS. The committee's recommendation will be considered by the FDA in its review of Akcea's NDA for WAYLIVRA. The PDUFA date for completion of the review of WAYLIVRA is August 30, 2018. In Canada, our New Drug Submission, or NDS, was granted Priority Review by Health Canada. FCS is a severe and rare lipid disorder characterized by extremely elevated levels of triglycerides. FCS has life-threatening consequences such as acute pancreatitis and the lives of patients with this disease are impacted daily by the associated symptoms. In our clinical program, we have observed consistent and substantial (>70%) decreases in triglycerides and improvements in other manifestations of FCS, including pancreatitis attacks and abdominal pain. We believe the safety and efficacy data from the WAYLIVRA program demonstrate a favorable risk-benefit profile for patients with FCS. We are preparing for approval and launch of WAYLIVRA in 2018. WAYLIVRA is also in Phase 3 clinical development for the treatment of familial partial lipodystrophy, or FPL. Our other three lipid/cardiometabolic drugs are currently in Phase 2 clinical development.

Commercial Preparation

We are continuing to build our infrastructure as we prepare to commercialize our drugs globally with a focus on lipid specialists as the primary call point for FCS and amyloidosis specialists including neurologists, cardiologists and hematologists for hATTR amyloidosis. We have hired general managers to lead operations in the U.S., United Kingdom, or UK and the Nordic region, France, Germany and Canada. We have also hired sales team members and additional field medical personnel to further disease education prior to both product launches. A key element of our commercial strategy is to provide the specialized, patient-centric support required to successfully address rare disease patient populations. We believe our focus on treating patients with inadequately addressed rare and serious diseases will allow us to partner efficiently and effectively with the specialized medical community that supports these underserved patient communities.

To maximize the commercial potential of two of the drugs in our pipeline, we initiated a strategic collaboration with Novartis Pharma AG, or Novartis, in January 2017 for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. We believe Novartis brings significant resources and expertise to the collaboration that can accelerate our ability to deliver these potential therapies to the large populations of patients who have high cardiovascular risk due to inadequately treated lipid disorders. As part of our collaboration, we received $75.0 million in an upfront option payment, of which we retained $60.0 million and paid $15.0 million to Ionis as a sublicense fee. Under our agreement with Novartis, after we complete Phase 2 development of each of AKCEA-APO(a)-LRx (data planned for the second half of 2018) and AKCEA-APOCIII-LRx (data planned for 2019), and if, on a drug-by-drug basis, Novartis exercises its option to license a drug and pays us the $150.0 million license fee to do so, Novartis would conduct and pay for a Phase 3 cardiovascular outcome study in high-risk patients and, if approved, commercialize each such licensed drug worldwide. Novartis will have 60 days following the end of the applicable end of Phase 2 meeting to exercise its option for each of these drugs. We plan to co-commercialize any licensed drugs commercialized by Novartis in selected markets, under terms and conditions that we plan to negotiate with Novartis in the future, through the specialized sales force we are building to commercialize TEGSEDI and WAYLIVRA, if approved. Overall, we are eligible to receive license fees, milestone payments and royalties on sales of each drug Novartis licenses, if and when, it meets the development, regulatory and sales milestones specified in our agreement. We will share any license fees, milestone payments and royalties equally with Ionis.

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

We began recognizing revenue under the collaboration with Novartis upon its initiation. Our revenue for the first six months of 2018 was $35.4 million. Our net losses have resulted from costs incurred in developing TEGSEDI and WAYLIVRA and the other drugs in our pipeline, preparing to commercialize TEGSEDI and WAYLIVRA, and general and administrative activities associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to develop TEGSEDI, WAYLIVRA and our other drugs, and seek regulatory approval for and prepare to commercialize TEGSEDI and WAYLIVRA. We expect to incur significant expenses to continue to build the infrastructure to support commercialization, including manufacturing, marketing, sales and distribution functions. Further, we expect to incur additional costs associated with operating as a public company and in building our internal resources to become less reliant on Ionis.

As of June 30, 2018, we had cash, cash equivalents and investments of $381.9 million. We have funded our operating activities through a $100.0 million cash contribution that we received from Ionis in 2015, $75.0 million from initiating our collaboration with Novartis that we received in the first quarter of 2017 and $106.0 million in drawdowns under our line of credit with Ionis that we received in the first and second quarters of 2017. In July 2017, we completed our IPO and raised $182.3 million in net proceeds from the IPO including the $50 million Novartis concurrent private placement. In April 2018, we completed a licensing transaction with Ionis to commercialize TEGSEDI for hATTR amyloidosis. In conjunction with this transaction, Ionis purchased 10.7 million shares of our common stock for $200 million. See Note 5, Development, Commercialization and License Agreements and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Form 10-Q for more information about our TTR licensing agreement with Ionis. We plan to use our cash, cash equivalents and investments on hand as of June 30, 2018, to further our commercialization efforts of TEGSEDI and WAYLIVRA and continue the advancement of our pipeline drugs.

We expect that our cash, cash equivalents and investments of $381.9 million as of June 30, 2018 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from issuance of these financial statements. However, we expect to raise additional funding in the future to continue developing the drugs in our pipeline and to commercialize TEGSEDI, or any other approved drug, including WAYLIVRA. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

We exclusively licensed WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx from Ionis effective in January 2015, and TEGSEDI and AKCEA-TTR-LRx in April 2018. Prior to then, Ionis had been advancing these drugs in development and incurring the expenses for those activities. Under our license agreement with Ionis, Ionis continued and is continuing to conduct development, regulatory and manufacturing activities for our drugs and charge us for this work. In this way, we benefit from Ionis' more than 25 years of experience developing and manufacturing antisense drugs. As we are building our development, regulatory and manufacturing capabilities and capacity, we expect to assume increasing responsibility for these functions and Ionis' responsibilities will decrease. We expect that our collaborative approach will allow us to build these capabilities and capacity while still working closely with Ionis as we transition our drug development activities.

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

In conjunction with the license of TEGSEDI and AKCEA-TTR-LRx in April 2018, we and Ionis have agreed to amend the cost share agreement to reflect the change in our needs and relationship with Ionis. The intent of the amendment is to ensure a smooth transition of the TTR franchise and adequate support from Ionis in key functions, while maintaining overall efficiency. These changes took effect in the second quarter of 2018.

Recent Key Achievements
●	Approval of TEGSEDI in the European Union for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis (hATTR)
●	Vote in favor of supporting approval of WAYLIVRA for treatment of FCS, by FDA Advisory Committee
●	Results published from pivotal study of TEGSEDI in July 5th edition of the New England Journal of Medicine
●	Appointment of industry leader Dr. Richard Moscicki to our Board of Directors
●	Launch of hATTR Compass, a genetic testing program for people with suspected hereditary ATTR Amyloidosis
●	Completion of landmark RE-FOCUS study to assess disease burden in people living with FCS
●	Announcement and closing of the partnership with Ionis to commercialize the TTR franchise

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

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. When we offer options for additional goods or services, such as an option to license a drug in the future or for additional goods or services to be provided in the future, we evaluate whether options are material rights that should be treated as additional performance obligations. We typically have not concluded that the option to license a drug or the options for additional goods or services that may be requested in the future under our collaboration agreement are material rights as the amounts attributable to such options represent standalone selling price, and therefore no consideration is allocated to these items at the inception of an agreement. When a partner exercises its option to license a drug or requests the additional goods or services, a new performance obligation is created for that item. Once performance obligations are identified, we then recognize as revenue the amount of the transaction price that we allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of an output or input method. Through June 30, 2018, we have one revenue stream from our strategic collaboration, option and license agreement, or collaboration agreement, with Novartis Pharma AG, or Novartis, which we entered into in January 2017. For a complete discussion of the accounting for our collaboration revenue, see Note 4, Strategic Collaboration with Novartis.

Effective January 1, 2018, we adopted Topic 606 using the full retrospective transition method. Under this method, we revised our consolidated financial statements for prior period amounts including the interim periods included in this Report on Form 10-Q, as if Topic 606 had been effective for such periods. The references "as revised" used throughout this Form 10-Q refer to revisions of amounts originally reported for the three and six months ended June 30, 2017 and the year ended December 31, 2017 as a result of our adoption of Topic 606.

Impact of Adoption

As a result of adopting Topic 606 on January 1, 2018, we have revised our comparative financial statements for the prior year as if Topic 606 had been effective for that period. Under Topic 605, we recognized revenue over time. Under Topic 606, we recognize revenue using the input method based on total costs of performing services over time. As a result, the following financial statement line items for fiscal year 2017 were affected.

Condensed Consolidated Balance Sheets

	December 31, 2017 (in thousands)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Current portion of deferred revenue	$58,192	$50,579	$7,613
Long‑term portion of deferred revenue	12,501	8,306	4,195
Accumulated deficit	$(296,221)	$(284,413)	$(11,808)

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30, 2017 (in thousands, except per share data)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Research and development revenue under collaborative agreements	$5,713	$14,128	$(8,415)
Loss from operations	(19,689)	(11,274)	(8,415)
Net loss	(20,359)	(11,944)	(8,415)
Net loss per share of preferred stock, basic and diluted	$(0.70)	$(0.41)	$(0.29)

	Six Months Ended June 30, 2017 (in thousands, except per share data)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Research and development revenue under collaborative agreement	$11,807	$23,725	$(11,918)
Loss from operations	(83,065)	(71,147)	(11,918)
Net loss	(84,214)	(72,296)	(11,918)
Net loss per share of preferred stock, basic and diluted	$(2.92)	$(2.50)	$(0.42)

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2017 (in thousands)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Net loss	$(84,214)	$(72,296)	$(11,918)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred revenues	63,193	51,275	11,918
Cash and cash equivalents at beginning of period	7,857	7,857	—
Cash and cash equivalents at end of period	$75,445	$75,445	$—

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue

For the three months ended June 30, 2018, we recognized $18.3 million compared to $5.7 million for the three months ended June 30, 2017 (as revised), in research and development revenue from our collaboration with Novartis. The increase in revenue is consistent with an increase in the pattern of performance related to increased research and development activities for AKCEA-APO(a)-LRx, for which we completed patient enrollment in our Phase 2b study in the first quarter of 2018, and increased research and development activities for AKCEA-APOCIII-LRx, for which we initiated patient enrollment in our Phase 2b study in the first quarter of 2018.

Operating Expenses

Operating expenses for the three months ended June 30, 2018, were $81.7 million compared to $25.4 million for the same period in 2017. Our operating expenses increased in part as a result of our growth in headcount to support development and pre-commercialization launch activities of TEGSEDI and WAYLIVRA.

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

Research and Development Expenses

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,
	2018	2017
External research and development expenses	$31,390	$11,795
Research and development personnel and overhead expenses	5,825	4,773
Total research and development expenses, excluding non-cash stock-based compensation expense	37,215	16,568
Non-cash stock-based compensation expense	2,242	1,919
Total research and development expenses	$39,457	$18,487

Research and development expenses were $37.2 million for the three months ended June 30, 2018 compared to $16.6 million for the same period in 2017. Our increase in research and development expenses was primarily due to development and medical affairs activities related to TEGSEDI, activities associated with our Phase 2b study for AKCEA-APO(a)-LRx, which enrolled more than the planned 270 patients, and activities related to the Phase 2b study for AKCEA-APOCIII-LRx. All amounts exclude non-cash stock-based compensation expense related to equity awards.

General and Administrative Expenses

The following table sets forth our general and administrative expenses for the periods presented (in thousands):

	Three Months Ended June 30,
	2018	2017
General and administrative support expenses	$9,306	$2,308
Pre-commercialization expenses	23,097	2,584
Total general and administrative expenses, excluding non-cash stock-based compensation expense	32,403	4,892
Non-cash stock-based compensation expense	9,884	2,023
Total general and administrative expenses	$42,287	$6,915

General and administrative expenses were $32.4 million for the three months ended June 30, 2018 compared to $4.9 million for the same period in 2017. Our general and administrative expenses increased due to the ongoing buildout of our commercial organization and advancement of pre-commercialization activities necessary to launch TEGSEDI in the EU and, if approved for marketing in the U.S. and Canada, and WAYLIVRA, if approved for marketing in the US, EU and Canada as well as expenses incurred associated with the licensing transaction with Ionis. All amounts exclude non-cash stock-based compensation expense related to equity awards.

Investment Income

Investment income for the three months ended June 30, 2018 totaled $1.5 million compared to $0.2 million for the same period in 2017. The increase in investment income was primarily due to a higher average investment balance and an increase in the interest rates on high quality debt and U.S. government agencies investments during 2018 compared to 2017.

Interest Expense

Interest expense is comprised entirely of interest incurred under our line of credit agreement with Ionis. We incurred no interest expense during the three months ended June 30, 2018. Interest expense for the three months ended June 30, 2017 totaled $1.0 million. The outstanding principal and accrued interest under our line of credit converted into 13,438,339 shares of our common stock in connection with the closing of our IPO in July 2017 and we no longer have access to this line of credit following the closing of our IPO.

Net Loss and Net Loss Per Share

Net loss for the three months ended June 30, 2018 was $62.0 million compared to $20.4 million for the same period in 2017 (as revised). We incurred a higher net loss for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to new development and pre-commercialization activities for TEGSEDI, the increase in expenses related to pre-commercialization and development activities for WAYLIVRA and our other drugs, and the ongoing global expansion of our company. Basic and diluted net loss per preferred share for the three months ended June 30, 2017 (as revised) was $0.70. We had no outstanding preferred shares at June 30, 2018. Basic and diluted net loss per common share for the three months ended June 30, 2018 was $0.85. We had no outstanding common stock at June 30, 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue

For the six months ended June 30, 2018, we recognized $35.4 million compared to $11.8 million for the six months ended June 30, 2017 (as revised), in research and development revenue from our collaboration with Novartis. The increase in revenue is consistent with an increase in the pattern of performance related to increased research and development activities for AKCEA-APO(a)-LRx, for which we completed patient enrollment in our Phase 2b study in the first quarter, and increased research and development activities for AKCEA-APOCIII-LRx, for which we initiated patient enrollment in our Phase 2b study in the first quarter.

Operating Expenses

Operating expenses for the six months ended June 30, 2018, were $129.2 million compared to $94.9 million for the same period in 2017. Our operating expenses increased in part by increases in expenses due to the acquisition of TEGSEDI, our growth in headcount, pre-commercial launch activities, development activities and expenses related to the TTR licensing transaction.

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

Research and Development Expenses

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2018	2017
External research and development expenses	$52,859	$22,308
Sublicensing expenses	—	48,394
Research and development personnel and overhead expenses	10,013	9,060
Total research and development expenses, excluding non-cash stock-based compensation expense	62,872	79,762
Non-cash stock-based compensation expense	4,555	3,520
Total research and development expenses	$67,427	$83,282

Research and development expenses were $62.9 million for the six months ended June 30, 2018 compared to $79.8 million for the same period in 2017. Our decrease in research and development expenses was primarily due to sublicensing expenses related to our collaboration with Novartis, which we incurred in the first quarter of 2017, the majority of which were non-cash. This decrease was offset in part by an increase related to development activities during the first six months of 2018 primarily associated with the acquisition of TEGSEDI in the beginning of the second quarter, completion of enrollment in our Phase 2b study for AKCEA-APO(a)-LRx in the first quarter of 2018, which enrolled more than the planned 270 patients, and initiation of the Phase 2b study for AKCEA-APOCIII-LRx, also in the first quarter of 2018. All amounts exclude non-cash stock-based compensation expense related to equity awards.

General and Administrative Expenses

The following table sets forth our general and administrative expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2018	2017
General and administrative support expenses	$14,793	$3,884
Pre-commercialization expenses	33,005	4,104
Total general and administrative expenses, excluding non-cash stock-based compensation expense	47,798	7,988
Non-cash stock-based compensation expense	13,954	3,602
Total general and administrative expenses	$61,752	$11,590

General and administrative expenses were $47.8 million for the six months ended June 30, 2018 compared to $8.0 million for the same period in 2017. Our general and administrative expenses increased due to the ongoing buildout of our commercial organization and advancement of pre-commercialization activities necessary to launch TEGSEDI in the EU and, if approved for marketing in the U.S. and Canada, and WAYLIVRA, if approved for marketing in the US, EU and Canada as well as expenses incurred associated with the licensing transaction with Ionis. All amounts exclude non-cash stock-based compensation expense related to equity awards.

Investment Income

Investment income for the six months ended June 30, 2018 totaled $2.4 million compared to $0.3 million for the same period in 2017. The increase in investment income was primarily due to a higher average investment balance and an increase in the interest rates on high quality debt and U.S. government agencies investments during 2018 compared to 2017.

Interest Expense

Interest expense is comprised entirely of interest incurred under our line of credit agreement with Ionis. We incurred no interest expense during the six months ended June 30, 2018. Interest expense for the six months ended June 30, 2017 totaled $1.5 million. The outstanding principal and accrued interest under our line of credit converted into 13,438,339 shares of our common stock in connection with the closing of our IPO in July 2017 and we no longer have access to this line of credit following the closing of our IPO.

Net Loss and Net Loss Per Share

Net loss for the six months ended June 30, 2018 was $91.7 million compared to $84.2 million for the same period in 2017 (as revised). We incurred a higher net loss for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to development and commercial activities associated with TEGSEDI, which was acquired in the second quarter of 2018, and the expenses related to pre-commercialization and development activities for WAYLIVRA and our other drugs, and the ongoing global expansion of our company. Basic and diluted net loss per preferred share for the six months ended June 30, 2017 (as revised) was $2.92. We had no outstanding preferred shares at June 30, 2018. Basic and diluted net loss per common share for the six months ended June 30, 2018 was $1.33. We had no outstanding common stock at June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2018, we had cash, cash equivalents and investments of $381.9 million and accumulated deficit of $387.9 million.

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

In April 2018, the stockholders other than Ionis and its affiliates approved the development, commercialization, collaboration and license agreement, or License Agreement, pursuant to which we acquired an exclusive license from Ionis to TEGSEDI and AKCEA-TTR-LRx and a stock purchase agreement, or Ionis SPA, with Ionis, our majority shareholder, which we entered into on March 14, 2018. To support our commercialization of TEGSEDI and AKCEA-TTR-LRx, Ionis purchased 10.7 million shares of our common stock for $200 million.

At June 30, 2018, we had working capital of $291.5 million compared to working capital of $178.4 million at December 31, 2017. Working capital increased in 2018 primarily due to the increase in our cash, cash equivalents and investments related to the sales of 10.7 million shares of our common stock to Ionis for $200.0 million as part of the TTR transaction noted above. As of June 30, 2018, our outstanding payable to Ionis was $27.1 million.

TEGSEDI is approved in the EU for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis and is currently under regulatory review in the U.S. and Canada. We do not currently have any other drug marketing approvals and, therefore, we do not expect to generate significant revenue from drug sales unless and until we or our partners obtain additional regulatory approval for and commercialize TEGSEDI, WAYLIVRA or one of our other drugs in development. We anticipate that we will continue to incur losses for the foreseeable future, and losses may continue to increase as we develop, seek regulatory approval for, and begin to commercialize our pipeline drugs. We are subject to all of the risks incident in developing and commercializing new drugs and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

Future Funding Requirements

We expect to raise additional funding in the future to continue developing the drugs in our pipeline and to commercialize any approved drug, including expanding our commercial efforts for TEGSEDI and WAYLIVRA. We expect that our cash, cash equivalents and investments of $381.9 million as of June 30, 2018, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from issuance of these financial statements. Until such time, if ever, as we can generate substantial product revenue, we may finance our cash needs through additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. In any event, we may not generate significant revenue from product sales prior to the use of our existing cash, cash equivalents and investments. We do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. If we raise additional funds through collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our drugs or grant licenses on terms that may not be favorable to us. If we cannot raise additional funds through stock offerings or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our drugs even if we would otherwise prefer to develop and commercialize the drugs ourselves.

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

Also in April 2018, the stockholders other than Ionis and its affiliates approved the development, commercialization, collaboration and license agreement, or License Agreement, and a stock purchase agreement, or Ionis SPA, with Ionis, our majority shareholder, which we entered into on March 14, 2018. As part of the licensing transaction, we will be obligated to make milestone payments to Ionis in connection with the achievement of certain development, regulatory and commercialization events. These milestone payments include up to $110.0 million, if all TEGSEDI approval milestones are met; up to $145.0 million, if all AKCEA-TTR-LRx milestones are met; and up to $1.3 billion, if all sales milestones for the combined products are met. We can elect to pay each milestone payment in cash or shares of our common stock and Ionis may require payment in shares of common stock. Subsequent to the achievement of the milestone event for aggregate worldwide annual net sales of $750 million for the products, all subsequent milestone payments must be paid in cash.

On July 11, 2018, we received marketing authorization, or MA, approval for TEGSEDI from the European Commission, or EC, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis, in Europe, or EU. As a result of the MA approval in the EU, we issued on August 3, 2018, 1,597,571 of common stock shares to Ionis as payment of the $40.0 million regulatory milestone for TEGSEDI, increasing Ionis' ownership percentage to slightly above 75 percent.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain investments. We place our cash equivalents and investments with reputable financial institutions. We primarily invest our excess cash in commercial paper and debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody's, Standard & Poor's, or Fitch, respectively. As of June 30, 2018, we had cash, cash equivalents and investments of $381.9 million.

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

Foreign Currency Exchange Risk

Our results of operations are subject to foreign currency exchange rate fluctuations as we have foreign subsidiaries with functional currencies other than the U.S. dollar. We translate our subsidiaries' functional currencies to our reporting currency the U.S. dollar. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in the foreign currencies to U.S. dollar exchange rate, which are difficult to predict. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements. Our business strategy incorporates potentially significant international expansion, particularly with the MA approval of TEGSEDITM (inotersen) in EU and anticipated approval of WAYLIVRATM (volanesorsen), therefore we expect that the impact of foreign currency exchange rate fluctuations may become more substantial in the future.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2018.

We also performed an evaluation of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition accounting guidance we adopted on January 1, 2018 reflected in our financial statements. We conducted this evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. That evaluation did not identify any significant changes in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a company, we have limited experience commercializing products. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic partners, to successfully develop our drugs, and obtain the regulatory approvals necessary to commercialize our drugs, including WAYLIVRATM (volanesorsen), TEGSEDI, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development. We anticipate receiving our first revenue from product sales in 2018. Even if we achieve profitability in the future, we may not sustain profitability in subsequent periods. Our ability to generate revenue from product sales depends heavily on our and our current and future strategic partners' success in:

●	completing clinical development of WAYLIVRA for additional indications and nonclinical and clinical development of AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx;
●	seeking and obtaining regulatory and marketing authorization for our drugs, including WAYLIVRA, TEGSEDI, AKCEA-APO(a)-LRx and our other drugs in development;
●
managing supply and manufacturing relationships with third parties that can provide the amount and quality of products and services we need to continue to develop and, if approved, commercialize WAYLIVRA, TEGSEDI, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;

●	launching and commercializing WAYLIVRA, TEGSEDI, AKCEA-ANGPTL3-LRx, AKCEA-TTR-LRx by managing a sales, marketing and distribution infrastructure;
●
launching and co-commercializing AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx through our collaboration with Novartis Pharma AG, or Novartis, under terms that we plan to negotiate with Novartis in the future;

●
educating physicians about our target patient populations, including patients with hereditary TTR Amyloidosis (hATTR), patients with familial chylomicronemia syndrome, or FCS, and patients with familial partial lipodystrophy, or FPL;

●	obtaining market acceptance of TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development as viable treatment options;
●	obtaining and maintaining adequate coverage and reimbursement from third-party payors for TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;
●	addressing any competing technological and market developments;
●	implementing additional internal systems and infrastructure, as needed, to ultimately operate without reliance on Ionis;
●	negotiating favorable terms in any partnership, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, product trademarks and know-how;
●	developing and commercializing TEGSEDI, WAYLIVRA, AKCEA-ANGPTL3-LRx, AKCEA-TTR-LRx and our other drugs in development without infringing others' intellectual property rights; and
●	attracting, hiring and retaining qualified personnel.

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

Because drug development requires substantial lead-time and funding prior to commercialization, we have incurred expenses while generating limited revenue from our operating activities since our formation. Our net losses were $91.7 million and $84.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively (as revised). As of June 30, 2018, we had an accumulated deficit of approximately $387.9 million. Most of the losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations. We expect to incur additional operating losses for the foreseeable future, and these losses may increase if we cannot generate substantial revenue.

*We will require substantial additional funding to achieve our goals. If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

All of our drugs are undergoing clinical studies. All of our drug programs, except TEGSEDI in the EU, will require additional nonclinical and/or clinical testing and/or marketing authorization prior to commercialization. We will need to spend significant additional resources to conduct these activities. Our expenses could increase beyond expectations if the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities require us to perform clinical studies and other studies in addition to those that we currently anticipate. As of June 30, 2018, we had cash, cash equivalents and investments equal to $381.9 million. Our operating expenses were $129.2 million and $94.9 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Prior to our IPO, we funded our operating activities through a $100.0 million cash contribution we received from Ionis in 2015, $75.0 million we received from initiating our collaboration with Novartis and $106.0 million in drawdowns under our line of credit with Ionis. The line of credit converted to our common stock when we closed our IPO. We no longer have access to the line of credit following the closing of our IPO and we do not have any firm commitment from Ionis to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Additionally, in July 2017 we received $182.3 million in net proceeds from our IPO including $25.0 million Ionis invested in our IPO and the Novartis concurrent private placement of $50 million. In April 2018, we received $200.0 million from the common stock we issued in connection with the licensing transaction with Ionis discussed in Note 5, Development, Commercialization and License Agreements and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Form 10-Q. We expect that we will need to raise additional funding to continue developing the drugs in our pipeline and to seek regulatory approval for and to commercialize WAYLIVRA and other drugs in our pipeline.

We have received marketing authorization approval from the European Commission, or EC, for TEGSEDI for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR, and we will incur significant costs to commercialize TEGSEDI. Even if we obtain marketing authorizations to sell WAYLIVRA, AKCEA-APO(a)-LRx or AKCEA-TTR-LRx, we will incur significant costs to commercialize the approved product. Even if we generate revenue from the sale of any approved products, we may not become profitable and would need to obtain additional funding to continue operations.

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

If TEGSEDI, or any of our drugs in clinical studies, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, do not show sufficient safety and efficacy in patients with the targeted indication, it would negatively affect our development and commercialization goals for the drug and we would have expended significant resources with little or no benefit to us.

*Even if our drugs are successful in preclinical and earlier-stage clinical studies, the drugs may not be successful in later-stage clinical studies.

Successful results in preclinical or initial clinical studies, including the results of earlier studies for our drugs in development, may not predict the results of subsequent clinical studies, including the Phase 3 study of WAYLIVRA for the treatment of FPL. There are a number of factors that could cause a clinical study to fail or be delayed, including:

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

In addition, WAYLIVRA and AKCEA-APOCIII-LRx have the same mechanism of action, TEGSEDI and AKCEA-TTR-LRx, also have the same mechanism of action and all of our current drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx, are chemically similar to each other and the drugs Ionis and other companies are developing separately. As a result, a safety observation we, Ionis or other companies encounter with one of our or their drugs could have or be perceived by a regulatory authority to have an impact on a different drug we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our drugs or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our drugs: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. Similarly, we have an ongoing Phase 3 study of WAYLIVRA in patients with FPL, an ongoing open label extension study of WAYLIVRA in patients with FCS and an open label extension study of TEGSEDI in patients with hATTR, and an early access program, or EAP, for both WAYLIVRA and TEGSEDI. Adverse events or results from these studies or the EAPs could negatively impact our pending or future marketing approval applications for WAYLIVRA and TEGSEDI in patients with FCS or hATTR amyloidosis or the commercial opportunity for WAYLIVRA or TEGSEDI.

Any failure or delay in the clinical studies for any of our drugs in development could reduce the commercial potential or viability of our drugs.

*We may not have appropriately designed the planned and ongoing clinical studies for TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development to support submission of a marketing application to the FDA and foreign regulatory authorities or demonstrate safety or efficacy at the level required by the FDA and foreign regulatory authorities for product approval.

We recently completed a Phase 3 clinical program for WAYLIVRA for the treatment of FCS and have an ongoing Phase 3 study of WAYLIVRA in patients with FPL. We are also conducting or plan to conduct additional clinical studies for TEGSEDI, AKCEA-TTR-LRx AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx.

Even if we achieve positive results on the endpoints for these clinical studies or any future clinical studies, the FDA or foreign regulatory authorities may believe the clinical studies do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. For example, the FDA or foreign regulatory authorities could claim that we have not tested WAYLIVRA in a sufficient number of patients to demonstrate WAYLIVRA is safe and effective in patients with FCS or FPL to support an application for marketing authorization, or that we have not tested TEGSEDI in a sufficient number of patients to demonstrate TEGSEDI is safe and effective in patients with hATTR amyloidosis to support an application for marketing authorization. In such a case, we may need to conduct additional clinical studies before obtaining marketing authorization, which would be expensive and delay these development programs. These risks are more likely to occur since we are developing our drugs against therapeutic targets or to treat diseases in which there is little or no clinical experience. In addition, these risks may be more likely to occur for WAYLIVRA since there were some patients in the Phase 3 program that experienced serious platelet events (grade 4 thrombocytopenia), a condition in which the patient has very low platelet levels, and additional patients experienced other adverse events in the program, including patients who discontinued participation in the APPROACH study due to platelet count declines. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent.

We may make modifications to the clinical study protocols or designs of our ongoing clinical studies that delay enrollment or completion of such clinical studies and could delay regulatory approval of WAYLIVRA and our other drugs in development. Any failure to obtain additional approvals for TEGSEDI or approval for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development on the timeline that we currently anticipate, or at all, would have a material and adverse impact on our business, prospects, financial condition and results of operations and could cause our stock price to decline.

*Clinical studies for either TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx or our other drugs may not demonstrate safety or efficacy at the level required by the FDA and foreign regulatory authorities for product approval.

The FDA and Health Canada are currently reviewing our application for regulatory approval for TEGSEDI. In addition, the FDA, EMA, and Health Canada are currently reviewing our application for regulatory approval for WAYLIVRA. We and Ionis intend to conduct clinical studies for AKCEA-TTR-LRx and may conduct further clinical studies for TEGSEDI.

Even if positive results on the endpoints for the clinical studies are achieved, the FDA or foreign regulatory authorities may believe the clinical studies do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and may deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. For example, the FDA or foreign regulatory authorities could claim that we have not tested WAYLIVRA, TEGSEDI, AKCEA-APO(a)-LRx or AKCEA-TTR-LRx in a sufficient number of patients to demonstrate that the drug is safe and effective in patients with hATTR amyloidosis or other indications to support an application for marketing authorization for the applicable indication. In such a case, we may need to conduct additional clinical studies before obtaining marketing authorization, which would be expensive and delay the development and commercialization of the drug.

Any failure to obtain additional approvals for TEGSEDI or approval for WAYLIVRA on the timeline that we currently anticipate, or at all, would have a material and adverse impact on our business, prospects, financial condition and results of operations and could cause our stock price to decline.

*If we or our partners fail to obtain regulatory approval for our drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, or additional approvals for TEGSEDI, we or our partners cannot sell them in the applicable markets.

We cannot guarantee that any of our drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, will be safe and effective, or will be approved or receive additional approvals for commercialization. We and our partners must conduct time-consuming, extensive and costly clinical studies to demonstrate the safety and efficacy of each of our drugs, including WAYLIVRA, TEGSEDI, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, before they can be approved, or receive additional approvals, for sale. We and our partners must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

We or our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our drugs. It is possible that regulatory authorities will not approve TEGSEDI in additional markets or any of our other drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, for marketing. If the FDA or another regulatory authority believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including WAYLIVRA, TEGSEDI, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, the authority will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay or harm our ability to successfully commercialize the drug. For example, since some patients in the Phase 3 program for WAYLIVRA experienced serious platelet events (grade 4 thrombocytopenia), a condition in which the patient has very low platelet levels, and additional patients experienced other adverse events in the program, some of whom discontinued participation in the studies, including patients who discontinued participation in the APPROACH study due to platelet count declines, the FDA or another regulatory authority may require us to conduct additional studies of WAYLIVRA before considering an application for marketing approval. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent.

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

Failure to successfully develop WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, or to receive marketing authorization for these drugs in important markets or delays in these authorizations would prevent or delay the commercial launch of the drug, and, as a result, would negatively affect our ability to generate revenue.

*We may not be able to benefit from orphan drug designation for WAYLIVRA, TEGSEDI or any of our other drugs.

The FDA and EMA have granted orphan drug designation to WAYLIVRA for the treatment of patients with FCS. The EMA has granted orphan drug designation to WAYLIVRA for the treatment of patients with FPL and we are in the process of applying for orphan drug status for FPL in the United States. The FDA has granted TEGSEDI Orphan Drug Designation for the treatment of patients with polyneuropathy due to hereditary TTR amyloidosis (hATTR).

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

Even if we maintain orphan drug exclusivity for WAYLIVRA or TEGSEDI or obtain orphan drug exclusivity for our other drugs, the exclusivity may not effectively protect the drug from competition because regulatory authorities still may authorize different drugs for the same condition.

*We may expend our limited resources to pursue a particular drug or indication and fail to capitalize on drugs or indications that may be more profitable or for which there is a greater likelihood of success.

We will dedicate a substantial amount of our resources to commercialize TEGSEDI and support the continued development of AKCEA-TTR-LRx. In addition, we are dedicating a substantial amount of our resources to develop and seek regulatory approval for WAYLIVRA to treat patients with FCS and FPL. As a result, we may forego or delay pursuit of opportunities with our other drugs or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and drugs for specific indications may not yield any commercially viable drugs.

*Our drugs, including TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, could be subject to regulatory limitations following approval.

Following approval of a drug, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of drug products. Promotional communications regarding prescription drugs must be consistent with the information in the product's approved labeling. We and our partners may not obtain the labeling claims necessary or desirable to successfully commercialize, if approved, our drug products, including WAYLIVRA, TEGSEDI, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development.

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

In addition, if we or others identify side effects after any of our drug products are on the market, if manufacturing problems occur subsequent to regulatory approval, or if we, our manufacturers or our partners fail to comply with regulatory requirements, we or our partners could be subject to:

●	changes to the product label;
●	restrictions on the marketing of a product;
●	restrictions on product distribution;
●	restrictions on such products' manufacturing processes;
●	requirements to conduct post-marketing clinical studies;
●	Untitled or Warning Letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits or revenue;
●	suspension or withdrawal of regulatory approvals;
●	refusal to permit the import or export of our products;
●	product seizure;
●	injunctions;
●	restrictions on our ability to conduct clinical studies, including full or partial clinical holds on ongoing or planned clinical studies; or
●	imposition of civil or criminal penalties.

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected drug product or could substantially increase the costs and expenses of commercializing such drug product, which in turn could delay or prevent us from generating any revenue or profit from the sale of the drug product.

*The development and commercialization of TEGSEDI and WAYLIVRA may place strain on our management team's time and attention and may divert our management team's attention from our other existing products.

Although we have personnel with experience commercializing drugs, we ourselves have limited experience commercializing products. During 2018, we plan to commercially launch TEGSEDI and, if regulatory approval is obtained, WAYLIVRA. The commercial launches of the products will require significant efforts and the devotion of substantial resources, as we will need to finalize regulatory submissions, manage the manufacturing of sufficient quantities of product to support long-term commercial sales and integrate, optimize or maintain, as applicable, the global sales, marketing, medical, for each of WAYLIVRA and TEGSEDI, and patient support infrastructure, which may place pressure on the management team's time and attention. These efforts may also divert the attention of the management team from our other business operations, such as the development or commercialization of our other pipeline products, including AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx. As a result, our business, results of operations, financial condition and prospects for future growth could be adversely impacted and the market price of our common stock may decline.

Risks Related to Commercialization of Our Drugs

*If we cannot effectively manage our marketing and sales capabilities or enter into agreements with third parties to market and sell our drug products, we may not generate product revenue.

We plan to commercialize TEGSEDI and, if approved, WAYLIVRA. To successfully commercialize TEGSEDI and WAYLIVRA, we must successfully manage our marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. To commercialize TEGSEDI and WAYLIVRA in the initial indications we plan to pursue, we will need to optimize and maintain specialty sales forces in each global region we expect to market TEGSEDI and WAYLIVRA, supported by case managers, reimbursement specialists, partnerships with specialty pharmacies, injection training, routine platelet and renal monitoring and a medical affairs team. We may seek to further penetrate markets by expanding our sales forces or through strategic partnerships with other pharmaceutical or biotechnology companies or third-party sales organizations.

Even though certain members of our management team and other employees have significant experience commercializing drug products, as a company we have limited experience marketing, selling or distributing drug products, and there are significant risks involved in building and managing a commercial infrastructure. It will be expensive and time consuming for us to maintain our own sales forces and related compliance protocols to market TEGSEDI and WAYLIVRA. We may never successfully optimize or manage this capability and any failure could delay or preclude the TEGSEDI and WAYLIVRA launch. We and our partners, if any, will have to compete with other companies to recruit, hire, train, manage and retain marketing and sales personnel.

We have incurred expenses preparing to launch TEGSEDI to integrate and manage the marketing and sales infrastructure. If regulatory requirements or other factors cause a delay in the commercial launch of TEGSEDI in important markets, we would incur additional expenses for having invested in these capabilities earlier than required and prior to realizing any revenue from sales of TEGSEDI. Our sales force and marketing teams may not successfully commercialize TEGSEDI.

We will incur expenses prior to the launch of WAYLIVRA to integrate and manage the marketing and sales infrastructure. If regulatory requirements or other factors cause a delay in the commercial launch of WAYLIVRA, we would incur additional expenses for having invested in these capabilities earlier than required and prior to realizing any revenue from sales of WAYLIVRA. Our sales force and marketing teams may not successfully commercialize WAYLIVRA.

To the extent we decide to rely on third parties to commercialize TEGSEDI or WAYLIVRA in a particular geographic market, we may receive less revenue than if we commercialized TEGSEDI or WAYLIVRA by ourselves. For example, in August 2018, we granted PTC Therapeutics International Limited the exclusive right to commercialize TEGSEDI and WAYLIVRA in Latin America and the Caribbean, and will rely on PTC to commercialize TEGSEDI and WAYLIVRA in those geographic markets. Further we would have less control over the sales efforts of any other third parties, including PTC, involved in commercializing TEGSEDI or WAYLIVRA.

If we cannot effectively build and manage our distribution, medical affairs, market access, marketing and sales infrastructure, or find a suitable third party to perform such functions, the commercial launch and sales of TEGSEDI and WAYLIVRA may be delayed, less successful or precluded. Such events may result in decreased sales and lower revenue, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

*We plan to rely on third-party specialty channels to distribute TEGSEDI, WAYLIVRA and our other drugs to patients. If we cannot effectively manage this distribution process, it could harm or delay the commercial launch and sales of TEGSEDI, WAYLIVRA and our other drugs in development.

We and our strategic partners have contracted with, and will rely on, third-party specialty pharmacies to distribute TEGSEDI, WAYLIVRA, and our other drugs to patients. A specialty pharmacy is a pharmacy that specializes in dispensing medications for complex or chronic conditions, a process that requires a high level of patient education and ongoing management. Our management team will need to devote a significant amount of its attention to optimizing and managing this distribution network. If we cannot effectively optimize and manage this distribution process, the commercial launch and sales of TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx and AKCEA-TTR-LRx will be delayed or less successful, which would harm our results of operations.

In addition, the use of specialty pharmacies involves certain risks, including, but not limited to, risks that these organizations will:

●	not provide us with accurate or timely information regarding their inventories, the number of patients who are using our drugs or complaints regarding our drugs;
●	not effectively sell or support TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx or our other drugs;
●	reduce or discontinue their efforts to sell or support TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx or our other drugs;
●	not devote the resources necessary to sell TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx or our other drugs in the volumes and within the time frames that we expect;
●	not satisfy financial obligations to us or others; or
●	cease operations.

Any such events may result in decreased sales and lower revenue, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

*If the market does not accept our drugs, including TEGSEDI, WAYLIVRA, AKCEA-TTR-LRx and our other drugs in development, we are not likely to generate substantial product revenue or become profitable.

Even though we have obtained marketing authorization approval from the European Commission (EC) for TEGSEDI, and if we or our strategic partners obtain a marketing authorization for WAYLIVRA, AKCEA-TTR-LRx and our other drugs in development, our success will depend upon the medical community, patients and third-party payors accepting our drugs as medically useful, cost-effective, safe and convenient. Even if the FDA or foreign regulatory authorities authorize our drugs for commercialization, doctors may not prescribe our drugs to treat patients. We and our partners may not successfully commercialize additional drugs.

Additionally, in many of the markets where we or our partners may sell our drugs in the future, if we cannot agree with the government or other third-party payors regarding the price we can charge for our drugs, then we may not be able to sell our drugs in that market. Similarly, cost control initiatives by governments or third-party payors could decrease the price received for our drugs or increase patient coinsurance to a level that makes commercializing TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development economically unviable.

The degree of market acceptance for TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development depends upon a number of factors, including the:

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

Based on the profile of our drugs, physicians, patients, patient advocates, payors or the medical community in general may not accept and/or use any drugs that we may develop. For example, in the clinical studies with WAYLIVRA and TEGSEDI, declines in platelet counts were observed in many patients and some patients discontinued the study because of platelet declines. Therefore, we expect WAYLIVRA's and TEGSEDI's product labels will require periodic platelet monitoring, which could negatively affect our ability to attract and retain patients for WAYLIVRA and TEGSEDI. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent. While we believe we can better maintain patients on WAYLIVRA and TEGSEDI through our patient-centric commercial approach where we plan to have greater involvement with physicians and patients, if we cannot effectively maintain patients on WAYLIVRA and TEGSEDI, we may not be able to generate substantial revenue from WAYLIVRA and TEGSEDI sales.

*The patient populations suffering from FCS and FPL are small and have not been established with precision. If the actual number of patients is smaller than we estimate, or if we cannot raise awareness of these diseases and diagnosis is not improved, our revenue and ability to achieve profitability may be adversely affected.

We estimate there are 3,000 to 5,000 FCS patients and an additional 3,000 to 5,000 FPL patients globally. Our estimates of the sizes of the patient populations are based on published studies as well as internal analyses. If the results of these studies or our analyses of them do not accurately reflect the number of patients with FCS and FPL, our assessment of the market potential for WAYLIVRA may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability. In addition, as is the case with most orphan diseases, if we cannot successfully raise awareness of these diseases and improve diagnosis, it will be more difficult or impossible to achieve profitability.

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

*The patient population suffering from hATTR amyloidosis is small and has not been established with precision. If the actual number of patients is smaller than we estimate, or if we cannot raise awareness of the disease and diagnosis is not improved, our revenue and ability to achieve profitability from either TEGSEDI or AKCEA-TTR-LRx may be adversely affected.

Our estimate of the sizes of the patient populations are based on published studies as well as internal analyses. If the results of these studies or our analyses of them do not accurately reflect the number of patients with hATTR amyloidosis, our assessment of the market potential for either TEGSEDI or AKCEA-TTR-LRx may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability. In addition, as is the case with most orphan diseases, if we cannot successfully raise awareness of these diseases and improve diagnosis, it will be more difficult or impossible to achieve profitability. For these initial indications, we may not maintain or obtain sufficient sales volume at a price high enough to justify our product development efforts and our sales and marketing and manufacturing expenses.

*If we or our partners fail to compete effectively, WAYLIVRA, TEGSEDI and our other drugs in development will not contribute significant revenue.

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

These competitive developments could make our drugs, including WAYLIVRA, TEGSEDI, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, obsolete or non-competitive. Further, all of our drugs are delivered by injection, which may render them less attractive to patients than non-injectable products offered by our current or future competitors.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of drugs in our development pipeline. For example, if approved, WAYLIVRA could face competition from drugs like metreleptin. Metreleptin, produced by Novelion Therapeutics, Inc., is currently approved for use in generalized lipodystrophy patients. In September 2016, Arrowhead Pharmaceuticals, Inc. and Amgen Inc. announced a license and collaboration for development of Arrowhead's preclinical program which uses an RNAi conjugated with a GalNAc for the same target as AKCEA-APO(a)-LRx. AKCEA-APOCIII-LRx may compete with gemcabene, an oral small molecule that reduces apoC-III, that Gemphire Therapeutics, Inc. is developing to treat patients with triglycerides above 500 mg/dL. As an additional example, TEGSEDI could face competition from drugs like patisiran and ALN-TTRsc02 in development by Alnylam, tafamidis commercialized in Europe and in development by Pfizer and tolcapone in development by SOM Biotech, the generic drug diflunisal, and AG10 in development by Eidos. AG10, which recently began its Phase 2 dose-finding study in May, is an orally administered TTR tetramer stabilizer for ATTR amyloidosis. If WAYLIVRA, TEGSEDI or the other drugs in our pipeline cannot compete effectively with these and other products with common or similar indications to the drugs in our pipeline, we may not be able to generate substantial revenue from our product sales.

*If government or other third-party payors fail to provide adequate coverage and payment rates for TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of our future products will depend in part upon the availability of coverage and reimbursement from third-party payors. The majority of patients in the United States who would fit within our target patient populations for our drugs have their healthcare supported by a combination of Medicare coverage, other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be enough to make our drugs affordable. Accordingly, TEGSEDI and, if approved, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, will face competition from other therapies and drugs for limited financial resources. We may need to conduct post-marketing studies to demonstrate the cost-effectiveness of any future products to satisfy third-party payors. These studies might require us to commit a significant amount of management time and financial and other resources. Third-party payors may never consider our future products as cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

Given the significant penalties and fines that the government can impose on companies and individuals if convicted, allegations of violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government were to allege or convict us or our executive officers of violating these laws, our business could be harmed. In addition, private individuals may bring similar actions under the False Claims Act. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing focus on these laws by law enforcement authorities. To the extent we have access to protected health information we could be subject to federal and state health information privacy and security laws, including without limitation, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information. State health information privacy and security laws in certain circumstances are more stringent than HIPAA and many of the state laws differ from each other in significant ways and may not have the same effect, thus complicating compliance. Our failure to comply with applicable federal and state health information privacy and security laws could subject us to significant fines and multi-year corrective action plans. Once we have a commercialized drug in the U.S., we will be required to report annually to Centers for Medicare and Medicaid Services certain information related to payments and other transfers of value we may provide to physicians and teaching hospitals. Further, an increasing number of state laws require manufacturers to make reports to states on pricing and marketing information. Many of these laws are unclear as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state authorities.

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

*We plan to substantially depend on our collaboration with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America and the Caribbean.

In August 2018, we granted PTC Therapeutics International Limited the exclusive right to commercialize TEGSEDI and WAYLIVRA in Latin America and the Caribbean. We plan to substantially depend on PTC to commercialize these drugs in those geographic markets.

In general, we cannot control the amount and timing of resources that PTC devotes to our strategic collaboration. If PTC fails to use commercially reasonable efforts to obtain regulatory approvals for, or commercialize these drugs, or if PTC's efforts are not effective, our business may be negatively affected. PTC could pursue other technologies or develop other drugs either on its own or in collaboration with others to treat the same diseases as we and PTC plan to treat with TEGSEDI and WAYLIVRA. PTC could pursue these technologies and develop these other drugs at the same time as it is developing or commercializing TEGSEDI and WAYLIVRA, and PTC is not required to inform us of such activities.

Our strategic collaboration with PTC may not continue for various reasons. If PTC stops commercializing a drug, we will have to seek additional sources for funding and may have to delay or reduce our commercialization plans for TEGSEDI and WAYLIVRA in Latin America and the Caribbean.

Our strategic collaboration with PTC may not result in the successful commercialization of TEGSEDI or WAYLIVRA in Latin America or the Caribbean. If PTC does not successfully commercialize TEGSEDI or WAYLIVRA, we may receive limited or no revenues for these drugs in Latin America or the Caribbean.

AKCEA-APOCIII-LRx and AKCEA-ANGPTL3-LRx may compete with WAYLIVRA, which could reduce our expected revenues for WAYLIVRA.

WAYLIVRA and AKCEA-APOCIII-LRx both inhibit the production of the same protein. We believe the enhancements we incorporated into AKCEA-APOCIII-LRx can provide greater patient convenience by allowing for significantly lower doses and less frequent administration compared to WAYLIVRA. As such, if Novartis exercises its option and successfully commercializes AKCEA-APOCIII-LRx while we are commercializing WAYLIVRA, to the extent physicians and patients elect to use AKCEA-APOCIII-LRx instead of WAYLIVRA, it will reduce the revenue we derive from WAYLIVRA. In addition, while AKCEA-ANGPTL3-LRx and WAYLIVRA use different mechanisms of action, if AKCEA-ANGPTL3-LRx can effectively lower triglyceride levels in FCS patients, it may likewise reduce the revenue we derive from WAYLIVRA.

*If we cannot manufacture our drugs or contract with a third party to manufacture our drugs at costs that allow us to charge competitive prices to buyers, we will not be able to operate profitably.

To successfully commercialize TEGSEDI and, if approved, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, we will need to optimize and manage large-scale commercial manufacturing capabilities either on our own or through a third-party manufacturer. In addition, as our drug development pipeline matures, we will have a greater need for clinical study and commercial manufacturing capacity. We have no direct experience manufacturing pharmaceutical products of the chemical class represented by our drugs, called oligonucleotides, on a commercial scale for the systemic administration of a drug. We currently rely and expect to rely for the foreseeable future on Ionis' manufacturing capacity and efficiency and the capacity and efficiency of third parties to produce our oligonucleotide drugs, and our business could be negatively affected if Ionis and these third parties ceased to provide us with this capability for any reason. In addition, there are a small number of suppliers for certain raw materials that we use to manufacture our drugs, and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing. Further, if we cannot continue to acquire raw materials from these suppliers on commercially reasonable terms or at all, we may be required to find alternative suppliers, which could be expensive and time consuming and negatively affect our ability to develop or commercialize our drugs in a timely manner or at all. We may not be able to manufacture our drugs at a cost or in quantities necessary to make commercially successful products.

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

Also, manufacturers must adhere to the FDA's current Good Manufacturing Practices regulations and similar regulations in foreign countries, which the applicable regulatory authorities enforce through facilities inspection programs. Our contract manufacturers may not comply or maintain compliance with Good Manufacturing Practices, or similar foreign regulations. Non-compliance could significantly delay or prevent receipt of marketing authorization for our drugs, including authorizations for WAYLIVRA, TEGSEDI, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, or result in enforcement action after authorization that could limit the commercial success of our drugs, including WAYLIVRA, TEGSEDI, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development.

*We depend on Ionis and third parties to conduct our clinical studies for our drugs and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on Ionis and independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical studies for our drugs and expect to continue to do so in the future. For example, we use clinical research organizations for the clinical studies for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan, approved protocols for the study and applicable regulations. Ionis and third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these parties to carry out their obligations or a termination of our relationship with these third parties could delay or prevent the development, marketing authorization and commercialization of our drugs, including authorizations for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development.

*We may seek to form additional partnerships in the future with respect to WAYLIVRA, and our other drugs in development, and we may not realize the benefits of such partnerships.

Although we intend to develop and commercialize WAYLIVRA for patients with FCS and FPL ourselves, we may form partnerships, create joint ventures or collaborations or enter into licensing arrangements with third parties for the development and commercialization of our drugs in development. For example, we have granted PTC an exclusive license to commercialize WAYLIVRA in Latin America and the Caribbean. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Any delays in entering into new strategic partnership agreements related to our drugs could delay the development and commercialization of our drugs and reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish other strategic partnerships or other collaborative arrangements for any additional drugs because the potential partner may consider that our development pipeline is not advanced enough to justify a collaborative effort, or that WAYLIVRA and our other drugs in development do not have the requisite potential to demonstrate safety and efficacy in the target populations in other geographic markets. In addition, we will need to mutually agree with Ionis on the terms of any additional sublicenses to a third party for WAYLIVRA and our other drugs in development. If we cannot mutually agree on terms for a sublicense to a third party or if Ionis does not agree to a sublicense at all, it could delay our ability to develop and commercialize WAYLIVRA and our other drugs in development. Even if we are successful in establishing such a strategic partnership or collaboration, we cannot be certain that, following such a strategic transaction or collaboration, we will be able to progress the development and commercialization of the applicable drugs as envisioned, or that we will achieve the revenue that would justify such transaction. If we do not accurately evaluate the commercial potential or target market for a particular drug, we may relinquish valuable rights to that drug through future collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Risks Related to Our Relationship with Ionis

*Ionis controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

After the issuance of 1,597,571 additional shares of our common stock to Ionis in connection with the achievement of the TEGSEDI regulatory milestone, Ionis owns 65,712,116 shares of our common stock, or approximately 75%, of the economic interest and voting power of our outstanding common stock, which ownership will be expected to increase further if we achieve certain milestone events and pay the associated milestone payment in shares of common stock pursuant to the payment election. As long as Ionis beneficially controls a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Ionis were to control less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If Ionis continues to hold its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

The licensing transaction with Ionis and the common stock issuance in connection with the achievement of the TEGSEDI regulatory milestone has increased Ionis' ownership percentage, and this increase, along with Ionis' increased reliance on Akcea as a commercialization partner, given that Akcea could now be commercializing at least two Ionis-developed products (WAYLIVRA and TEGSEDI), may increase the length of time during which Ionis will control us. As a general matter, the TEGSEDI license agreement and the related Investor Rights Agreement increased Ionis' control over our affairs. In addition, our TEGSEDI licensing agreement requires Ionis' consent to the budget related to the commercialization of TEGSEDI and AKCEA-TTR-LRx.

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

As a "controlled company" under the marketplace rules of the Nasdaq Stock Market, we may rely on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are subject to such requirements.

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

Currently, a majority of our board is made up of independent directors. As a controlled company, we have and in the future may avail ourselves of some of these exemptions. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to the Nasdaq corporate governance requirements described above.

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

*We may not realize the benefits of the licensing transaction with Ionis if we are unable to successfully transition, integrate and support the development and commercialization of TEGSEDI and AKCEA-TTR-LRx.

As a result of the licensing transaction with Ionis, we need to successfully transition, integrate and support the assets we acquired related to the commercialization and development of TEGSEDI and AKCEA-TTR-LRx if we are to realize any of the potential benefits of the licensing transaction. The failure to meet these integration challenges, including the addition of TEGSEDI commercial team and other employees from Ionis and the coordination across geographies between our headquarters in Massachusetts and our commercialization team in other locations, including major global markets, could seriously harm our results of operations. Our failure to implement an orderly integration could result in failure of, or delays in, the development or commercialization of TEGSEDI and AKCEA-TTR-LRx. Such failure or delay could adversely impact our business, results of operations, financial condition and prospects for future growth.

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

We have development, commercialization and license agreements with Ionis pursuant to which, subject to certain restrictions, we and Ionis will share development responsibilities for WAYLIVRA, TEGSEDI, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development. We are paying for research and development costs and reimbursing Ionis for Ionis' employees supporting our development activities. Until we build or acquire our own capabilities to replace those Ionis is providing to us, particularly development, regulatory and manufacturing services, we will be heavily dependent on Ionis.

While we and Ionis intend the license agreements, on the whole, to bolster our capabilities, certain terms of the license agreements and the other related agreements with Ionis may limit our ability to achieve the expected benefits of these transactions, including:

●
a Joint Steering Committee, or JSC, having equal membership from us and Ionis, sets the development strategy for our drugs by mutual agreement. A Regulatory Sub-committee, established by the JSC and having equal membership from our company and Ionis, will set the regulatory strategy for each of our drugs by mutual agreement. If the JSC or the Regulatory Sub-committee cannot come to a mutual agreement, then this could delay our ability to develop and commercialize TEGSEDI, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development. In the event of a disagreement at the JSC related to TEGSEDI or AKCEA-TTR-LRx, Ionis has final decision-making authority on decisions relating to development matters, Akcea has final decision making authority on decision relating to commercial matters, and the holder of the regulatory approvals for a product in a country has final decision making authority for regulatory affairs;

●
we will need to mutually agree with Ionis on the terms of any additional sublicense to a third party for WAYLIVRA and AKCEA-ANGPTL-LRx, and will need to obtain Ionis' consent prior to granting any sublicense to a third party for TEGSEDI or AKCEA-TTR-LRx. If we cannot mutually agree on terms for a sublicense to a third party or if Ionis does not consent to a sublicense at all, it could delay or prevent our ability to develop and commercialize our drugs;

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

Each of the foregoing terms and Ionis' other rights under the license agreements, could limit our ability to realize the expected benefits of the license agreements or otherwise limit our ability to pursue transactions or development efforts other stockholders may view as beneficial. Further, if Ionis does not continue to own a significant portion of our equity, Ionis' incentive to help us would be diminished. If we fail to achieve the expected benefits of our agreements with Ionis, it may be more difficult, time consuming or expensive for us to develop and commercialize WAYLIVRA, TEGSEDI, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, or may result in our drugs being later to market than those of our competitors or prevent them from ever getting to market. If these events cause delays in new product development we could lose the first in class products in a given therapeutic area.

Risks Related to Our Intellectual Property

*If we breach our obligations under any of our license agreements with Ionis, we could lose our rights to WAYLIVRA, TEGSEDI, AKCEA-TTR-LRx and our other drugs in development.

We obtained our rights to WAYLIVRA, TEGSEDI, AKCEA-TTR-LRx and our other drugs in development under our license agreements with Ionis. If we breach our obligations under these license agreements and, as a result, Ionis subsequently exercises its right to terminate it, we generally would not be able to continue to develop or commercialize TEGSEDI, WAYLIVRA, AKCEA-TTR-LRx and our other drugs in development that incorporate Ionis' intellectual property, and Ionis would receive a royalty-free, nonexclusive license to our improvements to those programs, meaning we would lose the benefits of our investment in these programs. If we breach our obligations under the license agreement with respect to AKCEA-APO(a)-LRx or AKCEA-APOCIII-LRx and, as a result, Ionis exercises its right to terminate it, then our strategic collaboration with Novartis would convert into a direct strategic collaboration between Novartis and Ionis, and Ionis would receive all of the revenue and other benefits associated with that strategic collaboration. Similarly, if we breach our obligations under the license agreement with respect to TEGSEDI or AKCEA-TTR-LRx and, as a result, Ionis exercises its right to terminate it, then our strategic collaboration with PTC in Latin America and the Caribbean would convert into a direct strategic collaboration between PTC and Ionis, and Ionis would receive all of the revenue and other benefits associated with that strategic collaboration.

*If we cannot protect our patent rights or our other proprietary rights, others may compete more effectively against us.

Our success depends to a significant degree upon whether we can continue to secure and maintain intellectual property rights that protect TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development. However, patents may not issue from any of our pending patent applications in the United States or in other countries and we may not be able to obtain, maintain or enforce our owned or licensed patents and other intellectual property rights which could impact our ability to compete effectively. In addition, the scope of any of our owned or licensed patents may not be sufficiently broad to provide us with a competitive advantage. Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents or patents licensed to us so that our patent rights do not create an effective competitive barrier or revenue source.

Composition of matter patents on the active pharmaceutical ingredient for a product are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. Our WAYLIVRA patent portfolio currently includes:

●	issued patent claims to the specific antisense sequence and chemical composition of WAYLIVRA in the United States, Australia, and Europe;
●
issued patent claims in the United States and Australia drawn to the use of antisense compounds complementary to an active region of human apoC-III messenger ribonucleic acid, including the site targeted by WAYLIVRA;

●	additional patent applications designed to protect the WAYLIVRA composition in Canada; and
●	additional methods of use in jurisdictions worldwide for WAYLIVRA.

The natural term of the issued U.S. patent covering the WAYLIVRA composition of matter will expire in 2023, but we plan to seek to extend the U.S. patent expiration beyond 2023 based upon the development and regulatory review period in the United States. The natural term of the granted European and Australian patents covering WAYLIVRA will expire in 2024, but we plan to seek to extend each of these patents beyond 2024 based upon the development and regulatory review periods in Europe and Australia.

The natural term of the last expiring issued U.S. patent covering the composition of matter of TEGSEDI will expire in 2031. Patents issued in other countries will have the same natural term. We plan to seek to extend the term of one patent covering TEGSEDI in the U.S., if approved, and any other jurisdictions where such extension is available, based upon the development and regulatory review periods for TEGSEDI and in accordance with applicable laws.

We cannot be certain that the U.S. Patent and Trademark Office, or U.S. PTO, and courts in the United States or the patent offices and courts in foreign countries will consider the claims in our owned or licensed patents and applications covering WAYLIVRA, TEGSEDI, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development as patentable. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent, including through legal action.

If we or any licensor partner loses or cannot obtain patent protection for TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx or our other drugs in development it could have a material adverse impact on our business.

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

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. For example, a potential competitor was recently issued a patent which they have broadly characterized in their most recent annual report on Form 10-K as being directed to single-stranded antisense polynucleotide molecules capable of inhibiting expression of the human transthyretin gene, and having certain combinations of structural features. This third party has also attempted to broadly characterize certain other patents that they hold. While we believe that we would have substantial defenses in the event this competitor brought a claim against us with respect to TEGSEDI or AKCEA-TTR-LRx, patent litigation is inherently uncertain, involves substantial cost and is a distraction to management. Moreover, our stock price may be impacted by the existence of or developments during a litigation, even developments that are preliminary in nature.

We may not be aware of all such intellectual property rights potentially relating to our drugs and their uses. If a third party claims that WAYLIVRA, TEGSEDI, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, our other drugs in development or our technology infringe its patents or other intellectual property rights, we or our partners may have to discontinue an important product or product line, alter our products and processes, pay license fees or cease certain activities. We may not be able to obtain a license to needed intellectual property on favorable terms, if at all. There are many patents issued or applied for in the biotechnology industry, and we may not be aware of patents or patent applications held by others that relate to our business. This is especially true since patent applications in the United States are filed confidentially for the first 18 months. Moreover, the validity and breadth of biotechnology patents involve complex legal and factual questions for which important legal issues remain. Thus, we do not know with certainty that our drugs or our intended commercialization thereof, does and will not infringe or otherwise violate any third party's intellectual property.

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

*If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent protection for TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, and our other drugs in development, our business may be materially harmed.

Depending upon the timing, duration and specifics of the first FDA marketing authorization of TEGSEDI,WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, and our other drugs in development, a United States patent that we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments allow the owner of an approved product to extend patent protection for up to five years as compensation for patent term lost during product development and the FDA regulatory review process. During this period of extension, the scope of protection is limited to the approved product and approved uses.

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

Risks Related to Our Business and Industry

*We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

We are currently a small company. To commercialize TEGSEDI, WAYLIVRA, and our other drugs in development that we are responsible for commercializing, we will need to increase our operations and expand our use of third-party contractors. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company including hiring additional staff within our regulatory, clinical and medical affairs groups and an in-house commercial organization initially focused on marketing and selling TEGSEDI and, if approved, WAYLIVRA. We have added a significant number of new employees to our sales and marketing capability to commercialize TEGSEDI and in anticipation of WAYLIVRA's potential approval.

The current and future growth will impose significant added responsibilities on our management, including the need to maintain, integrate, optimize and manage additional employees. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our current management, personnel and systems may not be adequate to support this growth. Our future financial performance and our ability to commercialize our drugs and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

●	manage the manufacturing of our drugs for clinical and commercial use;
●	integrate current and additional management, administrative, financial and sales and marketing personnel;
●	optimize and manage a marketing and sales infrastructure;
●	maintain personnel necessary to effectively commercialize TEGSEDI and, if approved, WAYLIVRA and our other drugs in development;
●	manage our clinical studies and the regulatory process effectively;
●	develop our administrative, accounting and management information systems and controls; and
●	hire and train additional qualified personnel.

Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and our management may be unable to successfully manage future market opportunities or our relationships with customers and other third parties.

*If we do not progress in our programs as anticipated, the price of our securities could decrease.

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain drug will enter into clinical trials, when we anticipate completing a clinical study, when we anticipate filing an application for marketing authorization, or when we or our partners plan to commercially launch a drug. We base our estimates on present facts and a variety of assumptions. Many underlying assumptions are outside of our control. If we do not achieve milestones in accordance with our or our investors' or securities analysts' expectations, including milestones related to WAYLIVRA, TEGSEDI, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, the price of our securities could decrease.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products, including potential product liability claims related to TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development. We have clinical study insurance coverage and commercial product liability insurance coverage. In addition, Novartis has agreed to indemnify us against specific claims arising from Novartis' development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx, and PTC has agreed to indemnify us against specific claims arising from PTC's commercialization of TEGSEDI and WAYLIVRA in Latin America and the Caribbean. However, this insurance coverage and indemnities may not be adequate to cover claims against us. Insurance may not be available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, products liability claims may result in decreased demand for our drug products, injury to our reputation, withdrawal of clinical study volunteers and loss of revenue. Thus, whether or not we are insured or indemnified, a product liability claim or product recall may result in losses that could be material.

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

A variety of risks associated with operating our business and marketing our drugs internationally could materially adversely affect our business.

In addition to our U.S. operations, we are commercializing TEGSEDI in Europe and, following approval, plan to establish operations to commercialize our products in other countries globally. We face risks associated with our current and planned international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. Because we have international operations we are  subject to numerous risks associated with international business activities, including:

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

We currently rely on Ionis to manufacture our clinical supplies in a manufacturing facility located in Carlsbad, California and third party contract manufacturing organizations to manufacture active pharmaceutical ingredient and finished drug product for TEGSEDI. The facilities and the equipment required to develop and manufacture our drugs would be costly to replace and could require substantial lead time to repair or replace. Natural or man-made disasters, including, without limitation, earthquakes, floods, fires and acts of terrorism may harm these facilities. If a disaster affects these facilities, our and our partners' development and commercialization efforts would be delayed. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, a shutdown of the U.S. government, including the FDA could harm or delay our development and commercialization activities.

*Our business and operations would suffer in the event of computer system failures.

Despite the implementation of security measures, our internal computer systems, and those of our CROs, manufacturers and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If issues were to arise and cause interruptions in our operations, it could result in a material disruption of our drug programs. For example, the loss of clinical study data from completed or ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of WAYLIVRA, TEGSEDI, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development could be delayed.

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

Factors affecting the trading price of our common stock may include:

●	our failure to effectively develop and commercialize TEGSEDI, WAYLIVRA and our other drugs in development;
●	Novartis' failure to exercise its option and/or effectively develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx to the extent it exercises its option to license those drugs from us;
●	PTC's failure to effectively commercialize TEGSEDI or WAYLIVRA in Latin America and the Caribbean;
●	changes in the market's expectations about our operating results;
●	adverse results or delays in preclinical or clinical studies;
●	our decision to initiate a clinical study, not to initiate a clinical study or to terminate an existing clinical study;
●
adverse regulatory decisions, including failure to receive additional regulatory approvals for TEGSEDI, or regulatory approval for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;

●	success or failure of competitive products or antisense drugs more generally;
●	adverse developments concerning our manufacturers or our strategic partnerships;
●	inability to obtain adequate product supply for any drug for clinical studies or commercial sale or inability to do so at acceptable prices;
●	the termination of a strategic partnership or the inability to establish additional strategic partnerships;
●	unanticipated serious safety concerns related to the use of TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;
●
adverse safety or other clinical results, such as those that have occurred in the past or that may occur in the future, related to drugs being developed by Ionis or other companies that are or may be perceived to be similar to our drugs;

●	our ability to effectively manage our growth;
●	the size and growth, if any, of the targeted market;
●	our operating results do not meet the expectation of securities analysts or investors in a particular period;
●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	securities analysts do not publish reports about us or our business or publish negative reports;
●	changes in financial estimates and recommendations by securities analysts concerning our company, our market opportunity, or the biotechnology and pharmaceutical industries in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	overall performance of the equity markets;
●	announcements by us or our competitors of acquisitions, new drugs or programs, significant contracts, commercial relationships or capital commitments;
●	our and our strategic partners' ability to successfully market TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;
●	changes in laws and regulations affecting our business, including but not limited to clinical study requirements for approvals;
●
disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain and maintain patent protection for TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;

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

Sales of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. Novartis has agreed that it will not sell any of its shares until the earlier of January 5, 2020 or six months after we stop developing a drug under our agreement with Novartis. Thereafter, Novartis may only sell a limited number of shares each day. Up to an additional 65,712,116 shares of common stock held by Ionis are eligible for sale in the public market, all of which will be subject to volume limitations under Rule 144 under the Securities Act. In addition, 13,500,000 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. To the extent the holders of these shares sell them into the market or our stockholders believe these sales might occur, the market price of our common stock could decline.

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

As of June 30, 2018, all of the expenses incurred in connection with our initial public offering had been paid.

(c) Issuer Purchase of Equity Securities

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

a. Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Akcea Therapeutics, Inc., as amended to date

3.2(2)	Amended and Restated Bylaws of Akcea Therapeutics, Inc.

4.1(3)	Amended and Restated Investor Rights Agreement, dated March 14, 2018, by and between Akcea Therapeutics, Inc. and Ionis Pharmaceuticals, Inc.

10.1	Lease dated April 5, 2018 by and between Akcea Therapeutics, Inc. and MEPT Seaport 13 Stillings LLC

10.2	Offer Letter dated April 17, 2018 by and between Akcea Therapeutics, Inc. and Sarah Boyce

10.3	Second Amendment of Lease dated May 18, 2018 by and between Akcea Therapeutics, Inc. and 55 Cambridge Parkway, LLC

10.4(4)	Akcea Therapeutics, Inc. 2015 Equity Incentive Plan, as amended

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Akcea Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

*
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(1)
Previously filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38137), filed with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.

(2)
Previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-38137), filed with the Securities and Exchange Commission on July 19, 2017, and incorporated herein by reference.

(3)
Previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38137), filed with the Securities and Exchange Commission on March 15, 2018, and incorporated herein by reference.

(4)
Previously filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38137), filed with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AKCEA THERAPEUTICS, INC.

Signatures	Title	Date

/s/ PAULA SOTEROPOULOS	Chief Executive Officer
Paula Soteropoulos	(on behalf of the Registrant and in her capacity as principal executive officer)	August 7, 2018

/s/ MICHAEL MACLEAN	Chief Financial Officer
Michael MacLean	(on behalf of the Registrant and in his capacity as principal financial and accounting officer)	August 7, 2018