Form 10-Q
period 2018-09-30
AKCEA THERAPEUTICS, INC.
filed 2018-11-06
CIK 1662524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-38137

Akcea Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	47-2608175
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

22 Boston Wharf Road, 9th Floor, Boston, MA 02210

(Address of principal executive offices, including zip code)

617-207-0202

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares of common stock outstanding as of October 31, 2018 was 89,210,927.

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

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2018	December 31, 2017
		(as revised)
ASSETS
Current assets:
Cash and cash equivalents	$116,206	$58,367
Short-term investments	204,109	201,763
Contract receivable	636	5,413
Other current assets	8,397	1,302
Total current assets	329,348	266,845
Property, plant and equipment, net	5,757	77
Licenses, net	40,969	1,221
Deposits and other assets	3,054	661
Total assets	$379,128	$268,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,071	$2,381
Payable to Ionis Pharmaceuticals, Inc.	23,888	14,365
Accrued compensation	8,848	4,083
Accrued liabilities	21,151	7,570
Current portion of deferred revenue	32,347	58,192
Other current liabilities	1,295	1,875
Total current liabilities	90,600	88,466
Long-term portion of deferred rent	4,653	12
Long-term portion of deferred revenue	2,464	12,501
Total liabilities	97,717	100,979
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 and 100,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 87,471,330 and 66,541,629 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	87	67
Additional paid-in capital	733,098	464,430
Accumulated other comprehensive loss	(289)	(451)
Accumulated deficit	(451,485)	(296,221)
Total stockholders’ equity	281,411	167,825
Total liabilities and stockholders’ equity	$379,128	$268,804

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as revised)		(as revised)
Revenue:
Licensing revenue	$12,000	$—	$12,000	$—
Research and development revenue under collaborative agreement	7,241	9,906	42,670	21,712
Total revenue	19,241	9,906	54,670	21,712

Expenses:
Cost of sales - product	1,043	—	1,043	—
Cost of sales - intangible asset amortization	701	—	701	—
Cost of license	7,200	—	7,200	—
Research and development	29,381	17,640	96,808	100,921
Selling, general and administrative	45,924	8,373	107,676	19,963
Total expenses	84,249	26,013	213,428	120,884

Loss from operations	(65,008)	(16,107)	(158,758)	(99,172)

Other income (expense):
Investment income	1,675	687	4,089	994
Interest expense	—	(224)	—	(1,731)
Other income (expense)	(25)	73	(148)	124

Loss before income tax expense	(63,358)	(15,571)	(154,817)	(99,785)

Income tax expense	(233)	(2,066)	(447)	(2,066)

Net loss	$(63,591)	$(17,637)	$(155,264)	$(101,851)

Net loss per share of preferred stock, basic and diluted	$—	$(0.01)	$—	$(2.16)
Weighted-average shares of preferred stock outstanding, basic and diluted	—	5,651,323	—	21,055,031
Net loss per share of common stock owned by Ionis, basic and diluted	$(0.73)	$(0.33)	$(1.93)	$(3.12)
Weighted-average shares of common stock outstanding owned by Ionis, basic and diluted	65,538,467	36,555,903	57,346,539	12,319,205
Net loss per share of common stock owned by others, basic and diluted	$(0.73)	$(0.33)	$(2.07)	$(3.12)
Weighted-average shares of common stock outstanding owned by others, basic and diluted	21,671,415	16,966,712	21,446,813	5,717,720

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as revised)		(as revised)
Net loss	$(63,591)	$(17,637)	$(155,264)	$(101,851)
Unrealized gains (losses) on investments, net of tax	37	(86)	143	(113)
Currency translation adjustment	(29)	(52)	19	(88)
Comprehensive loss	$(63,583)	$(17,775)	$(155,102)	$(102,052)

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
		(as revised)
Operating activities:
Net loss	$(155,264)	$(101,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	109	82
Amortization of licenses	815	89
Amortization of premium on investments, net	197	312
Non-cash sublicensing expense	—	33,394
Non-cash interest expense for line of credit with Ionis Pharmaceuticals, Inc.	—	1,731
Stock-based compensation expense	31,239	11,814
Changes in operating assets and liabilities:
Contracts receivable	4,777	(500)
Other current and long-term assets	(7,104)	(1,160)
Accounts payable	300	897
Payable to Ionis Pharmaceuticals, Inc.	9,198	(48,248)
Accrued compensation	4,765	(198)
Deferred rent	1,018	(5)
Accrued liabilities	12,219	2,382
Income taxes payable	(553)	2,049
Deferred revenue	(35,882)	87,540
Net cash used in operating activities	(134,166)	(11,672)

Investing activities:
Purchases of short-term investments	(105,091)	(219,179)
Proceeds from sale of short-term investments	138,580	42,988
Purchase of property, plant and equipment	(116)	(9)
Net cash provided by (used in) investing activities	33,373	(176,200)

Financing activities:
Proceeds from exercise of common stock options and employee stock purchase plan issuances	5,141	—
Proceeds from issuance of common stock, net of underwriters' discount	—	135,438
Proceeds from sale of common stock to Novartis in private placement	—	50,000
Proceeds from line of credit from Ionis Pharmaceuticals, Inc.	—	106,000
Net proceeds from issuance of common stock to Ionis in connection with TTR License Agreement	155,856	—
Offering costs paid	—	(1,057)
Net cash provided by financing activities	160,997	290,381
Effect of exchange rates on cash	19	—

Net increase in cash and cash equivalents	60,223	102,509
Cash, cash equivalents and restricted cash at beginning of period	58,367	7,857
Cash, cash equivalents and restricted cash at end of period	$118,590	$110,366

Supplemental disclosures of non-cash investing and financing activities:
Unpaid deferred offering costs	$—	$638
Conversion of line of credit from Ionis Pharmaceuticals, Inc. into common stock	$—	$107,731
Purchase of property, plant and equipment included in accounts payable and accrued liability	$1,752	$—
Purchase of property, plant and equipment included in long-term deferred rent liability	$3,596	$—
Purchase of property, plant and equipment included in payable to Ionis Pharmaceuticals	$325	$—
Acquisition of research and development licenses and milestone payments	$40,563	$—

The following table presents the line items and amounts of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	September 30,
	2018	2017
Cash and cash equivalents	$116,206	$110,366
Restricted cash included in deposits and other assets	2,384	—
Total cash, cash equivalents and restricted cash	$118,590	$110,366

See accompanying notes.

AKCEA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The condensed consolidated financial statements include the accounts of Akcea Therapeutics, Inc. ("we," "our," and "us") and our wholly owned subsidiaries. All intercompany transactions and balances were eliminated in consolidation. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position and our operating results and cash flows for the interim periods ended September 30, 2018 and 2017. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

We were incorporated in Delaware in December 2014. We were organized by Ionis Pharmaceuticals, Inc., or Ionis, to focus on developing and commercializing drugs to treat patients with rare and serious diseases. On July 19, 2017, we completed our initial public offering, or IPO. As of September 30, 2018, Ionis owned approximately 75% of our common stock and is our majority shareholder. Prior to our IPO, we were wholly owned by Ionis.

In accordance with Accounting Standard Codification, or ASC, 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2018, we had an accumulated deficit of $451.5 million. During the three and nine months ended September 30, 2018, we incurred a loss of $63.6 million and $155.3 million, respectively, and during the nine months ended September 30, 2018, we used $134.2 million of cash in operations. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. The transition to profitability is dependent upon the successful development, approval, and commercialization of our products and product candidates and the achievement of a level of revenues adequate to support our cost structure.  We believe that our currently available funds of $320.3 million as of September 30, 2018, in addition to cash expected to be generated from sales of our products, one of which has been approved in the U.S., the EU and Canada, will be sufficient to fund our operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q.  Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties.   If actual results are different from management’s estimates, we may need to seek additional funding or delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our drugs even if we would otherwise prefer to develop and commercialize the drugs ourselves.

2.	Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, except as noted below with respect to our revenue recognition accounting policy.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, which amended the guidance for accounting for revenue from contracts with customers. This ASU superseded the revenue recognition requirements in ASC Topic 605, Revenue Recognition, or Topic 605, and created a new Topic 606, Revenue from Contracts with Customers, or Topic 606. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, then assess whether each promised good or service is distinct. When we offer options for additional goods or services, such as an option to license a drug in the future or for additional goods or services to be provided in the future, we evaluate whether such options are material rights that should be treated as additional performance obligations. We typically have not concluded that the option to license a drug or the options for additional goods or services that may be requested in the future under our collaboration agreement are material rights as the amounts attributable to such options represent standalone selling price, and therefore no consideration is allocated to these items at the inception of an agreement. When a partner exercises its option to license a drug or requests the additional goods or services, a new performance obligation is created for that item. Once performance obligations are identified, we then recognize as revenue the amount of the transaction price that we allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of an output or input method. As of September 30, 2018, we have two revenue streams: our strategic collaboration, option and license agreement, or collaboration agreement, with Novartis Pharma AG, or Novartis, which we entered into in January 2017, and our collaboration and license agreement with PTC Therapeutics International Limited, or PTC Therapeutics, which we entered into in August 2018. For a complete discussion of the accounting for our revenue streams, see Note 4, Strategic Collaboration with Novartis and Note 6, PTC License Agreement with PTC Therapeutics.

Effective January 1, 2018, we adopted Topic 606 using the full retrospective transition method. Under this method, we revised our consolidated financial statements for prior period amounts including the interim periods included in this Report on Form 10-Q, as if Topic 606 had been effective for such periods. The references “as revised” used herein refer to revisions of amounts originally reported for the three and nine months ended September 30, 2017 and as of December 31, 2017 as a result of our adoption of Topic 606.

Impact of Adoption

As a result of adopting Topic 606 on January 1, 2018, we revised our comparative financial statements for the prior years as if Topic 606 had been effective for that period. On September 18, 2018, we filed a Current Report on Form 8-K to present recast consolidated financial statements for each of the three years ended December 31, 2015, 2016 and 2017, to reflect our adoption of the new accounting standard for revenue recognition set forth in Topic 606. The financial information recast in the Form 8-K was originally filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on February 28, 2018. Under Topic 605, we recognized revenue over time on a straight-line basis. Under Topic 606, we recognize revenue using the input method based on the total cost of performing services over time. As a result, the following financial statement line items for fiscal year 2017 were affected.

Condensed Consolidated Balance Sheets

	December 31, 2017 (in thousands)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Current portion of deferred revenue	$58,192	$50,579	$7,613
Long-term portion of deferred revenue	12,501	8,306	4,195
Accumulated deficit	$(296,221)	$(284,413)	$(11,808)

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30, 2017 (in thousands, except per share data)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Research and development revenue under collaborative agreement	$9,906	$13,449	$(3,543)
Loss from operations	(16,107)	(12,564)	(3,543)
Net loss	(17,637)	(14,094)	(3,543)
Net loss per share of preferred stock, basic and diluted	(0.01)	0.05	(0.06)
Net loss per share of common stock owned by Ionis, basic and diluted	(0.33)	(0.27)	(0.06)
Net loss per share of common stock owned by others, basic and diluted	$(0.33)	(0.27)	$(0.06)

	Nine Months Ended September 30, 2017 (in thousands, except per share data)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Research and development revenue under collaborative agreement	$21,712	$37,173	$(15,461)
Loss from operations	(99,172)	(83,711)	(15,461)
Net loss	(101,851)	(86,390)	(15,461)
Net loss per share of preferred stock, basic and diluted	(2.16)	(1.77)	(0.39)
Net loss per share of common stock owned by Ionis, basic and diluted	(3.12)	(2.72)	(0.40)
Net loss per share of common stock owned by others, basic and diluted	$(3.12)	(2.72)	$(0.40)

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2017 (in thousands)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Net loss	$(101,851)	$(86,390)	$(15,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenues	87,540	72,079	15,461
Cash, cash equivalents and restricted cash at beginning of period	7,857	7,857	—
Cash, cash equivalents and restricted at end of period	$110,366	$110,366	$—

Inventory

Prior to the regulatory approval of our product candidates, we incur expenses for the manufacturing of drug product that could potentially be available to support the commercial launch of our products. Until the first reporting period when regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expense.

For inventory related costs incurred subsequent to July 1, 2018, we will reflect these amounts as inventory on our condensed consolidated balance sheets at the lower of cost or market value under the first-in, first-out, or FIFO, basis. We will periodically analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by our management and if actual market conditions are less favorable than projected by our management, additional write-downs of inventory may be required which would be recorded as a cost of product sales in the condensed consolidated statements of operations.

At September 30, 2018 our physical inventory for TEGSEDI was produced prior to when we obtained regulatory approval and accordingly had no cost basis as we recorded the related costs as research and development expense in prior periods.

Intangible Assets

We obtained exclusive licenses from Ionis for specific patents that Ionis owns and maintains related to our drug pipeline. We recorded our licenses from Ionis as a capital contribution using the carryover basis of Ionis' historical cost for the related patents. We are amortizing our capitalized licenses over their estimated useful life, which is the term of the underlying individual patents owned by Ionis.

In addition, we maintain definite-lived intangible assets related to regulatory milestone payments made to Ionis that are recoverable through future cash flows from approved products, which are capitalized as license intangible assets. These assets are amortized over their remaining useful lives, which are generally estimated to be the remaining patent life. If our estimate of the product’s useful life is shorter than the remaining patent life, then the shorter period is used. Intangible assets are amortized using the economic consumption method if anticipated future revenues can be reasonably estimated. The straight-line method is used when future revenues cannot be reasonably estimated. Amortization expense is recorded as a component of cost of sales to the extent the underlying license is commercialized or research and development prior to its commercialization in the condensed consolidated statements of operations.

Cost of Product Sales

As a result of receiving marketing authorization, or MA, approval for TEGSEDI from the European Commission, or EC, in July 2018, we began recording all TEGSEDI related expenses as cost of product sales starting in July 2018. Cost of product sales consists of manufacturing costs, transportation and freight, and indirect overhead costs associated with the manufacturing and distribution of TEGSEDI. Cost of product sales may also include period costs related to certain manufacturing services and inventory adjustment charges. Additionally, we expensed a significant portion of the cost of producing TEGSEDI that we will use in the commercial launch as research and development expense prior to the regulatory approval of TEGSEDI.

New Accounting Pronouncements - Recently Issued

In February 2016, the FASB issued amended accounting guidance related to lease accounting, which requires us to record all leases with a term longer than one year on our balance sheet. When we record leases on our balance sheet under the new guidance, we will record a liability with a value equal to the present value of payments we will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires us to determine if any lease we have is an operating or financing lease. We will record expense for an operating type lease on a straight-line basis as an operating expense and we will record expense for a financing type lease as interest expense. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. This standard allows for a modified retrospective application and is effective for the first quarter of 2019. Entities may apply the modified retrospective approach (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption (January 1, 2019) through a cumulative-effect adjustment. We are currently assessing the impact that adoption of this guidance will have on our consolidated financial statements and disclosures.

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

In February 2018, the FASB issued updated guidance for reclassification of tax effects from accumulated other comprehensive income (loss). The updated guidance gives entities an option to reclassify the stranded tax effects resulting from changes due to the Tax Act from accumulated other comprehensive income (loss) to retained earnings. The updated guidance is effective for all entities for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Early adoption is permitted and adoption is optional. We are currently assessing the impact this updated guidance could have on our consolidated financial statements and the timing of potential adoption.

In June 2018, the FASB issued updated guidance to simplify the accounting for stock-based compensation expense for non-employees. We adopted this guidance in the second quarter of 2018. We have not granted stock options to non-employees as of September 30, 2018 and therefore this new guidance has no impact on our consolidated financial statements.

In August 2018, the FASB updated its disclosure requirements related to Level 1, 2 and 3 fair value measurements. The update included deletion and modification of certain disclosure requirements and additional disclosure related to Level 3 measurements.  The guidance is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. We anticipate we will adopt this updated guidance on January 1, 2019 and we do not expect it to have a significant impact on our disclosures.

In August 2018, the FASB issued clarifying guidance on how to account for implementation costs related to hosted cloud-servicing arrangements. The primary change is to include any arrangement in which the customer accesses or uses software but does not take possession of the software when assessing for the capitalization of implementation costs of internal use software. Qualified costs are to be capitalized and amortized over the service period and they need to be expensed in the same line item as the service expense and recognized on the balance sheet in the same category as amounts prepaid for the hosted cloud-servicing arrangements generally as an other asset. Cash flows related to the capitalized implementation costs should be presented consistent with the presentation of cash flows for the fees related to hosted cloud-servicing arrangements. The update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The updated guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period. We are currently assessing the effects this updated guidance could have on our consolidated financial statements and timing of potential adoption.

3.	Investments and Fair Value Measurements

Investments

The following is a summary of our investments at September 30, 2018 and December 31, 2017 (in thousands):

		Gross Unrealized		Estimated
September 30, 2018	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$90,527	$—	$(104)	$90,423
Debt securities issued by U.S. government agencies	97,545	—	(74)	97,471
Total securities with a maturity of one year or less	188,072	—	(178)	187,894

Corporate debt securities	2,910	—	(5)	2,905
Debt securities issued by U.S. government agencies	13,322	—	(12)	13,310
Total securities with a maturity of one to two years	16,232	—	(17)	16,215
Total available-for-sale securities	$204,304	$—	$(195)	$204,109

		Gross Unrealized		Estimated
December 31, 2017	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$132,434	$—	$(206)	$132,228
Debt securities issued by U.S. government agencies	38,135	—	(59)	38,076
Total securities with a maturity of one year or less	170,569	—	(265)	170,304

Corporate debt securities	8,267	—	(35)	8,232
Debt securities issued by U.S. government agencies	23,264	—	(37)	23,227
Total securities with a maturity of one to two years	31,531	—	(72)	31,459
Total available-for-sale securities	$202,100	$—	$(337)	$201,763

We recorded unrealized losses related to the securities listed above as of September 30, 2018 and December 31, 2017. We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate a full recovery of the amortized cost basis of our debt securities at maturity.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorized all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

Fair Value Measurements

We use a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. We have not historically held any investments or other instruments as Level 3. We recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

The following tables present the investments we held at September 30, 2018 and December 31, 2017 that are regularly measured and carried at fair value. The table segregates each security by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities' fair value (in thousands):

	At September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$104,931	$104,931	$—
Corporate debt securities (2)	95,329	—	95,329
Debt securities issued by U.S. government agencies (3)	110,780	—	110,780
Total	$311,040	$104,931	$206,109

	At December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$48,430	$48,430	$—
Corporate debt securities (3)	140,460	—	140,460
Debt securities issued by U.S. government agencies (3)	61,303	—	61,303
Total	$250,193	$48,430	$201,763

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.
(2)

At September 30, 2018, $2.0 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(3)	Included in short-term investments on our condensed consolidated balance sheets.

We did not have any Level 3 investments or other instruments at September 30, 2018 and December 31, 2017. During the nine months ended September 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1 and Level 2 investments.

4.	Strategic Collaboration with Novartis

In January 2017, we initiated a strategic collaboration with Novartis for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the Novartis collaboration, Novartis has an exclusive option to further develop and commercialize these drugs. We are responsible for completing a Phase 2 program, conducting an end-of-Phase 2 meeting with the United States Food and Drug Administration, or FDA, and providing initial quantities of the active pharmaceutical ingredient, or API, for each drug. On September 24, 2018 Akcea and Ionis announced positive top-line results from the Phase 2 study of AKCEA-APO(a)-LRx. If Novartis exercises an option for one of these drugs, Novartis will be responsible for all further global development, regulatory and co-commercialization activities and costs for such drug.

We received a $75.0 million upfront payment in the first quarter of 2017, of which we retained $60.0 million and we paid Ionis $15.0 million as a sublicense fee under our Cardiometabolic License Agreement with Ionis. If Novartis exercises its option for a drug, Novartis will pay us a license fee equal to $150.0 million for each drug licensed by Novartis. In addition, for AKCEA-APO(a)-LRx, we are eligible to receive up to $600.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $285.0 million for the achievement of commercialization milestones. In addition, for AKCEA-APOCIII-LRx, we are eligible to receive up to $530.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $240.0 million for the achievement of regulatory milestones and up to $265.0 million for the achievement of commercialization milestones. We will earn the next milestone payment of $25.0 million under this collaboration if Novartis advances the Phase 3 study for either drug. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will pay 50% of these license fees, milestone payments and royalties to Ionis as a sublicense fee. We plan to co-commercialize through our specialized sales force any licensed drug commercialized by Novartis in selected markets, under terms and conditions that we plan to negotiate with Novartis in the future.

At commencement of our strategic collaboration, we identified the following four distinct performance obligations:

•	Development activities for AKCEA-APO(a)-LRx;
•	Development activities for AKCEA-APOCIII-LRx;
•	API for AKCEA-APO(a)-LRx; and
•	API for AKCEA-APOCIII-LRx.

The development activities and the supply of API are distinct because Novartis or another third party could provide these items without our assistance.

We determined the transaction price for the Novartis collaboration was $108.4 million, comprised of the following:

•	$75.0 million from the upfront payment we received;
•	$28.4 million for the premium paid by Novartis, which represents the excess of the fair value Ionis received from Novartis' purchase of Ionis' stock at a premium in the first quarter of 2017; and
•	$5.0 million for the premium Novartis would have paid to purchase Ionis' stock if we did not complete our IPO within 15 months of the inception of the agreement.

We are recognizing the $75.0 million upfront payment plus the premium paid by Novartis from its purchase of Ionis’ stock and the premium associated with Novartis’ obligation to purchase Ionis’ stock if we did not complete our IPO because we are the party providing the services and API under the collaboration agreement.

None of the options or development or regulatory milestone payments under this agreement have been included in the transaction price as all payments are fully constrained. As part of our evaluation of the constraint, we considered numerous factors, including the fact that achievement of the milestones is outside of our control and contingent upon the success of our clinical trials, Novartis’ efforts, and the receipt of regulatory approval. We will re-evaluate the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Based on the distinct performance obligations under the Novartis collaboration, we allocated the $108.4 million transaction price based on relative stand-alone selling prices of each of our performance obligations as follows:

•	$64.0 million for development services for AKCEA-APO(a)-LRx;
•	$40.1 million for development services for AKCEA-APOCIII-LRx;
•	$1.5 million for the delivery of AKCEA-APO(a)-LRx API; and
•	$2.8 million for the delivery of AKCEA-APOCIII-LRx API.

We are recognizing revenue related to each of our performance obligations as follows:

•

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

•

We will satisfy the development services performance obligation for AKCEA-APOCIII-LRx as the research and development services are performed. We expect a significant portion of the research and development services to be completed by the end of June 2019 with the remainder by the end of 2019. We recognize revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred;

•	We recognized the amount attributed to the AKCEA-APO(a)-LRx API supply when we delivered API to Novartis in 2017; and
•	We recognized the amount attributed to the AKCEA-APOCIII-LRx API supply when we delivered API to Novartis in May 2018.

Additionally, we and Ionis entered into a stock purchase agreement, or SPA, with Novartis. Under the SPA, in July 2017, Novartis purchased $50.0 million of our common stock in a separate private placement concurrent with the completion of our IPO at a price per share equal to the IPO price. Our IPO is discussed in Note 10, Initial Public Offering.

During the three and nine months ended September 30, 2018, we earned revenue of $7.2 million and $42.7 million, respectively, from our strategic collaboration with Novartis, representing 100% of our research and development revenue. In comparison, we earned revenue of $9.9 million and $21.7 million for the same periods in 2017 (as revised). During the three and nine months ended September 30, 2018, we recognized $6.8 million and $36.5 million of revenue from amounts that were in our beginning deferred revenue balance. Our consolidated balance sheet at September 30, 2018 and December 31, 2017 (as revised) included deferred revenue of $34.8 million and $70.7 million, respectively, related to our strategic collaboration with Novartis.

5.	License Agreements and Services Agreement with Ionis

In December 2015, we entered into a development, commercialization and license agreement related to our cardiometabolic franchise and a services agreement with Ionis.  In March 2018, we entered into a new development, commercialization, collaboration and license agreement related to our TTR franchise and amended the services agreement previously in place with Ionis.  The following sections summarize these related party agreements with Ionis.

Cardiometabolic Development, Commercialization and License Agreement

Our development, commercialization and license agreement, or Cardiometabolic License Agreement, with Ionis granted exclusive rights to us to develop and commercialize WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-APOCIII-LRx, and AKCEA-ANGPTL3-LRx, which are collectively referred to as the Lipid Drugs. Ionis granted us an exclusive license to certain patents to develop and commercialize products containing the Lipid Drugs. Ionis also granted us a non-exclusive license to the Ionis antisense platform technology for us to develop and commercialize products containing the Lipid Drugs. Ionis also granted us non-exclusive rights under its manufacturing technology to manufacture the Lipid Drugs in our own facility or at a contract manufacturer. As a part of this agreement both companies agreed not to work with any other parties to develop or commercialize other RNA-targeting drugs that are designed to inhibit any of the Lipid Drug targets so long as we are developing or commercializing the Lipid Drugs.

We and Ionis share development responsibilities for the Lipid Drugs. We pay Ionis for the research and development expenses it incurs on our behalf, which include both external and internal expenses. External research and development expenses include costs for contract research organizations, or CROs, costs to conduct nonclinical and clinical studies on our drugs, costs to acquire and evaluate clinical study data, such as investigator grants, patient screening fees and laboratory work, and fees paid to consultants. Internal research and development expenses include costs for the work that Ionis' research and development employees perform for us. Ionis charges us a full-time equivalent rate that covers personnel-related expenses, including salaries and benefits, plus an allocation of facility-related expenses, including rent, utilities, insurance and property taxes, for those development employees who work either directly or indirectly on the development of our drugs. We also pay Ionis for the API and drug product we use in our nonclinical and clinical studies for all of our drugs. Ionis manufactures the API for us and charges us a price per gram consistent with the price Ionis charges its pharmaceutical partners, which includes the cost for direct materials, direct labor and overhead required to manufacture the API. If we need the API filled in vials for our clinical studies and Ionis contracts with a third party to perform this work, Ionis will charge us for the resulting cost.

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

We determined that the TTR License Agreement and Ionis SPA included provisions which required the approval of the agreements by our stockholders other than Ionis and its affiliates, which we deemed was not perfunctory in nature, therefore, we concluded that the approved date of the agreements for accounting purposes was April 17, 2018, the date on which such approval was received and the closing of the agreements took place.

In accordance with the terms and provisions of the TTR License Agreement, we received rights to:

•	commercialize TEGSEDI following receipt of regulatory approval and perform certain other non-commercial activities with respect to TEGSEDI, in each case, in accordance with a global strategic plan;
•	partner on the completion of all pivotal studies, of a follow-on drug to TEGSEDI, AKCEA-TTR-LRx and perform other non-commercial activities with respect to AKCEA-TTR-LRx;
•	commercialize AKCEA-TTR-LRx following receipt of regulatory approval in accordance with a global strategic plan;
•	share in profits and losses with respect to TEGSEDI and AKCEA-TTR-LRx;
•	manufacture (including through a third party) each product following receipt of regulatory approval for such product; and
•	sublicense the development and commercialization of either product to third parties or affiliates, with the consent of Ionis.

As consideration for the grant of rights under the TTR License Agreement, we paid an upfront licensing fee of $150.0 million, which was paid through the issuance of 8 million shares of our common stock priced by reference to a trading average at the time of execution of the agreements. In addition, we are obligated to make milestone payments to Ionis in connection with the achievement of certain development, regulatory and commercialization events. These milestone payments include up to $110.0 million, if all TEGSEDI regulatory approval milestones are met; up to $145.0 million, if all AKCEA-TTR-LRx regulatory milestones are met; and a total of $1.3 billion, in the form of seven milestone payments, if all sales milestones for the combined products are met. We can elect to pay each milestone payment in cash or shares of our common stock and Ionis may require payment in shares of common stock up until the achievement of the milestone event for aggregate worldwide annual net sales of $750.0 million for the products. Subsequent to the achievement of the milestone event for aggregate worldwide annual net sales of $750.0 million, all subsequent milestone payments must be paid in cash.

Under the TTR License Agreement, we and Ionis also agreed to share TEGSEDI and AKCEA-TTR-LRx profits and losses as follows: for TEGSEDI, beginning on the earlier of (i) the first day of the quarter after receipt of regulatory approval of TEGSEDI in the United States, or (ii) January 1, 2019, the parties will share profits and losses from the development and commercialization of TEGSEDI (A) on a 60/40 basis (60% to Ionis and 40% to us) through the end of the quarter in which the first commercial sale of AKCEA-TTR-LRx occurs, and (B) on a 50/50 basis commencing on the first day of the first quarter thereafter; and for AKCEA-TTR-LRx, beginning January 1, 2018, the parties will share all profits and losses from the development and commercialization of AKCEA-TTR-LRx on a 50/50 basis.

The TTR License Agreement will remain in effect until the expiration of all included payment obligations, or unless earlier terminated. The TTR License Agreement can be terminated by mutual consent of us and Ionis, by either us or Ionis upon certain events, by either party upon material breach, or by Akcea for convenience upon providing 90 days written notice to Ionis. Upon termination all rights received under the TTR License Agreement will terminate.

To support the commercialization of TEGSEDI and AKCEA-TTR-LRx, Ionis purchased 10.7 million shares of our common stock for $200 million.

In connection with the licensing transaction, we amended our Certificate of Incorporation to increase our authorized shares of common stock from 100,000,000 shares to 125,000,000 shares.

We determined that the upfront accounting for the TTR License Agreement should follow the accounting guidance for common control transactions given the nature of the relationship between us and Ionis, including the fact that Ionis maintains a controlling ownership position in us.

In addition, we assessed the identifiable assets that were acquired under the terms of the TTR License Agreement, including the licensed rights to TEGSEDI and AKCEA-TTR-LRx, certain batches of TEGSEDI materials, the transfer of a minimal number of employees from Ionis to us and certain manufacturing and clinical research agreements. We concluded that the licensed rights represented a group of similar identifiable assets and that substantially all of the fair value of the acquisition resides in the licensed rights. As such, we concluded that the acquired assets did not meet the definition of a business and that we should account for the TTR License Agreement as an asset acquisition under common control guidance. Accordingly, we recorded the carrying value of the licensed rights held by Ionis of $0.6 million as an intangible asset at the date of acquisition and will amortize the amount over the remaining patent life.

In connection with the transaction, we also purchased $4.7 million of commercial TEGSEDI inventory held by Ionis. Prospectively we will be responsible for the procurement of all additional inventory. The inventory did not have a carrying value on the books of Ionis at the time of the acquisition. As such, in accordance with the accounting guidance for common control transactions above, we recorded the purchase of this inventory as a reduction of additional paid in capital. This amount represented a cash distribution to Ionis, therefore, we have included this distribution as a distribution to Ionis for purposes of loss per share and we have applied the two–class method as discussed in Note 9, Basic and Diluted Net Loss Per Share.

We also determined that the TTR License Agreement represented a collaboration arrangement as defined by ASC 808. Prior to April 1, 2018, Ionis was responsible for all costs associated with TEGSEDI and for the period from April 1, 2018 to December 31, 2018, we are responsible for all costs associated with TEGSEDI. We and Ionis share all costs associated with AKCEA-TTR-LRx from January 1, 2018 forward on a 50/50 basis. We recorded $3.1 million paid to Ionis for costs related to the period prior to the closing of the TTR license agreement to equity, as these amounts were previously expensed in the financial statements of Ionis.  This amount also represents a cash distribution to Ionis and was included as an adjustment to the net loss attributable to Ionis for purposes of applying the two-class method for loss per share as discussed in Note 8, Basic and Diluted Net Loss Per Share. Any amounts paid to or received from Ionis subsequent to the closing of the TTR License Agreement will be recorded to expense based on the underlying nature of the activities.

During the three and nine months ended September 30, 2018, we recorded $6.4 million and $18.3 million, respectively, as a component of research and development expense related to the TTR License Agreement.

In addition, on July 11, 2018, we received marketing authorization, or MA, approval for TEGSEDI from the European Commission, or EC, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis, in the European Union, or EU. As a result of the MA approval in the EU, on August 3, 2018, we issued 1,597,571 shares of our common stock to Ionis as payment of the $40.0 million regulatory milestone for TEGSEDI, increasing Ionis’ ownership percentage to slightly above 75 percent. As a result of the marketing authorization in the EU, we capitalized this regulatory milestone payment as a license intangible asset on our condensed consolidated balance sheets as the amount in expected to be recoverable through future cash flows. The milestone payment is being amortized to cost of sales on a straight-line basis over its expected useful life of approximately 13 years from the date of the regulatory milestone achievement. Amortization expense for the TTR EU milestone payment was $0.7 million for the three and nine months ended September 30, 2018.

Services Agreement

We originally entered into a services agreement with Ionis in December 2015 in conjunction with the Cardiometabolic License Agreement. We entered into the Amended Services Agreement with Ionis in April 2018 in conjunction with the TTR License Agreement (collectively, the service agreements). The primary purpose of the Amended Services Agreement was to allow for the expansion of general and administrative services provided to us by Ionis to cover the TEGSEDI and AKCEA-TTR-LRx products under terms substantially similar to the prior services agreement.

Our services agreement with Ionis is designed to be flexible to adjust for our increasing capabilities in various functions. Under the services agreement, Ionis provides us certain services, including, without limitation, general and administrative support services and development support services. Ionis allocated a certain percentage of personnel to perform the services that it provides to us based on its good faith estimate of the required services. We pay Ionis for these allocated costs, which reflect the Ionis full-time equivalent, or FTE, rate for the applicable personnel, plus out-of-pocket expenses, such as occupancy costs, associated with the FTEs allocated to providing us these services. We do not pay a mark-up or profit on the external or internal expenses Ionis bills to us. Ionis invoices us quarterly for all amounts due under the services agreement and payments are due within 30 days of the receipt of an invoice.

In addition, as long as Ionis continues to consolidate our financials, we will comply with Ionis' policies and procedures and internal controls. As long as we are consolidated into Ionis' financial statements under U.S. GAAP, we may continue to access the following services from Ionis:

•	investor relations services,
•	human resources and personnel services,
•	risk management and insurance services,
•	tax related services,
•	corporate record keeping services,
•	financial and accounting services,
•	credit services, and
•	COO/CFO/CBO oversight.

However, if we wanted to provide the foregoing services internally, and doing so would not negatively impact Ionis' internal controls and procedures for financial reporting, we can negotiate in good faith with Ionis for a reduced scope of services related to the aforementioned services. When Ionis determines it should no longer consolidate our financials, we may mutually agree with Ionis in writing to extend the term of this arrangement in six-month increments.

We can establish our own benefits programs or continue to use Ionis' benefits, however we must provide Ionis a minimum advance notice to opt-out of using Ionis' benefits. We do not currently plan to establish our own benefits programs at this time or in the near future.

As of September 30, 2018 and December 31, 2017, we owed Ionis $23.9 million and $14.4 million, respectively.

The following table summarizes the amounts included in our operating expenses that were generated by transactions with Ionis for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Services performed by Ionis	$3,192	$1,906	$11,182	$7,861
Active pharmaceutical ingredient manufactured by Ionis	—	—	5,229	6,013
Commercial inventory manufactured by Ionis	—	—	5,996	—
Sublicensing expenses	7,200	—	7,200	48,394
Out-of-pocket expenses paid by Ionis	15,850	7,595	38,866	24,784
Total charges generated by transactions with Ionis	26,242	9,501	68,473	87,052
Payable balance to Ionis at the beginning of the period	27,137	11,244	14,365	24,355
Less: total amounts paid to Ionis during the period	(29,491)	(11,244)	(58,017)	(68,512)
Less: receivable from Ionis	—	—	(933)	—
Less: non-cash sublicensing expenses	—	—	—	(33,394)
Total amount payable to Ionis at period end	$23,888	$9,501	$23,888	$9,501

6.	Collaboration and License Agreement with PTC Therapeutics

In August 2018, we entered into a collaboration and license agreement with PTC Therapeutics, or the PTC License Agreement, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries, or the PTC Territory.

We received a $12.0 million upfront payment from PTC Therapeutics related to TEGSEDI in the third quarter of 2018 upon execution of the PTC License Agreement, of which we paid Ionis $7.2 million as a sub-license royalty related to the TTR License Agreement. If WAYLIVRA is approved by the FDA or EMA, PTC Therapeutics will pay us $6.0 million. In addition, we are eligible to receive up to $8.0 million for the achievement of regulatory milestones and royalties in the mid-twenty percent range on net sales of TEGSEDI and WAYLIVRA in the PTC Territory. PTC Therapeutics’ obligation to pay royalties to us begins on the earlier of 12 months after the first commercial sale of a product in Brazil or the date that PTC Therapeutics recognized revenue of at least $10 million in the PTC Territory. PTC Therapeutics will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the market share of the product in the PTC Territory.  Milestone payments and royalties that we are eligible to receive from PTC Therapeutics for TEGSEDI will be split 60% to Ionis and 40% to Akcea. All WAYLIVRA milestone payments and royalties that we are eligible to receive from PTC will be split 50/50 with Ionis. PTC Therapeutics is solely responsible for the commercialization of the products in the PTC Territory at its sole cost and expense, including the pursuit and maintenance of applicable regulatory approvals. Unless earlier terminated, the PTC License Agreement will continue in effect until the date on which the royalty term and all payment obligations with respect to all products in all countries in the PTC Territory have expired.

At the commencement of the PTC License Agreement, we identified two performance obligation, consisting of the transfer of (1) the license to TEGSEDI and related know-how and (2) the license to WAYLIVRA and related know-how, both of which were satisfied during the third quarter of 2018. In addition, we identified a customer option related to PTC Therapeutics option to purchase supply of product from us for its development and commercial needs. The option to purchase supply from us will be subject to a supply agreement to be negotiated in the fourth quarter of 2018. We considered the manufacturing capabilities of PTC Therapeutics and the fact that manufacturing services are not proprietary and can be provided by other vendors, to conclude that the licenses have stand-alone functionality and are distinct.  Further, the customer options for manufacturing of product is expected to be priced similar to other manufacturing options with similar customers and is therefore not considered a material right. As there were no remaining unsatisfied performance obligations as of September 30, 2018, the $12.0 million upfront payment was recognized as license revenue upon contract execution in the third quarter of 2018. None of the regulatory milestones have been included in the transaction price, as all milestones were fully constrained.  As part of our evaluation of the constraint, we considered numerous factors, including that regulatory approvals are not within our control and accordingly the related milestones are fully constrained and excluded from the arrangement consideration until such regulatory approvals are received. Any consideration related to sales-based royalties will be recognized when the related sales occur.

7.	Stock-Based Compensation

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

As of September 30, 2018, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2015 Plan was 13,500,000 and we had 1,998,659 shares available for future issuance under the 2015 Plan. During the three and nine months ended September 30, 2018, we granted to employees and directors options to purchase 428,400 and 4,643,292 shares of common stock, respectively. We granted 20,894 restricted stock units awards during the three and nine months ended September 30, 2018. At September 30, 2018 a total of 11,457,463 options were outstanding, of which 4,019,273 were exercisable, and 43,878 restricted stock unit awards were outstanding.

2017 Employee Stock Purchase Plan

The number of shares of common stock that may be issued under the Employee Stock Purchase Plan, or ESPP, will automatically increase on the first day of each calendar year through (and including) January 1, 2027 in an amount equal to the lesser of (i) 1% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, and (ii) 500,000 shares of Common Stock. On January 1, 2018, 500,000 shares of common stock were added to the ESPP.

As of September 30, 2018, the aggregate number of shares of common stock reserved under the 2017 ESPP was 1,000,000 and we had 968,449 shares available for future issuance under the 2017 ESPP. During the three and nine months ended September 30, 2018, 15,819 shares and 31,551 shares, respectively, were issued under our 2017 ESPP. At September 30, 2018, accrued liabilities included $0.2 million of ESPP contributions related to our current enrollment period for which the related shares will be issued on January 2, 2019.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses	$2,313	$2,353	$6,868	$5,873
Selling, general and administrative expenses	10,417	2,339	24,371	5,941
Total	$12,730	$4,692	$31,239	$11,814

8.	Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss (in thousands):

2018
Balance, as of December 31, 2017	$(451)
Unrealized gains on investments, net of tax (1)	143
Currency translation adjustment	19
Net other comprehensive income	162
Balance, as of September 30, 2018	$(289)

(1)	There was no tax benefit for other comprehensive income (loss) for the nine months ended September 30, 2018.

9.	Basic and Diluted Net Loss Per Share

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

In connection with the TTR License Agreement completed on April 17, 2018 with Ionis, we made distributions to Ionis representing the consideration to be paid in cash provided to Ionis in excess of the carrying value of the related assets acquired. These distributions are treated as dividends to Ionis; therefore, we have applied the two-class method loss per share to reflect the allocation of these distributions to the participating Ionis common shares.

The two-class method is an earnings allocation formula that determines loss per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. For the purposes of calculating loss per share under the two-class method, we have allocated the net loss between the Series A convertible preferred stock, common stock owned by Ionis and common stock owned by others.

Basic loss per share for each class of stock is computed by dividing total distributable losses applicable to Series A convertible preferred stock, common stock owned by Ionis and common stock owned by others, including the 6% cumulative dividend contractually due to Series A convertible preferred shareholders, by the weighted-average of preferred and common shares outstanding during the requisite period. The cumulative preferred stock dividend was not paid upon completion of the IPO because the IPO was not a liquidation event or a change in control. Prior to the IPO, the 6% cumulative Series A convertible preferred stock dividend was considered as required under the two-class method regardless of whether those dividends were actually distributed.

The following table summarizes the distributable losses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(63,591)	$(17,637)	$(155,264)	$(101,851)
Preferred stock dividend	—	(1,791)	—	(20,100)
Distribution to Ionis	—	—	(7,792)	—
Distributable losses	$(63,591)	$(19,428)	$(163,056)	$(121,951)

The following table summarizes the reconciliation of weighted-average shares outstanding used in the calculation of basic loss per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
Determination of shares:	2018	2017	2018	2017
Weighted-average preferred shares outstanding	—	5,651,323	—	21,055,031
Weighted-average common shares outstanding owned by Ionis	65,538,467	36,555,903	57,346,539	12,319,205
Weighted-average common shares outstanding owned by others	21,671,415	16,966,712	21,446,813	5,717,720
Total weighted-average shares outstanding	87,209,882	59,173,938	78,793,352	39,091,956

The following table summarizes the calculation of basic loss per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Losses attributable to preferred shares	$—	$(1,855)	$—	$(65,683)
Less: Assumed dividend to preferred shares	—	1,791	—	20,100
Income (losses) allocated to preferred shares	—	(64)	—	(45,583)
Weighted-average preferred shares outstanding	—	5,651,323	—	21,055,031
Basic loss per preferred share	$—	$(0.01)	$—	$(2.16)

Losses allocated to Ionis	$(47,789)	$(12,002)	$(118,674)	$(38,431)
Plus: Distribution to Ionis	—	—	7,792	—
Losses available to Ionis	$(47,789)	$(12,002)	$(110,882)	$(38,431)
Weighted-average common shares outstanding owned by Ionis	65,538,467	36,555,903	57,346,539	12,319,205
Basic loss per common share owned by Ionis	$(0.73)	$(0.33)	$(1.93)	$(3.12)

Losses allocated to common shares owned by others	$(15,802)	$(5,571)	$(44,382)	$(17,837)
Weighted-average common shares outstanding owned by others	21,671,415	16,966,712	21,446,813	5,717,720
Basic loss per common share owned by others	$(0.73)	$(0.33)	$(2.07)	$(3.12)

For the three and nine months ended September 30, 2018 and 2017, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

•	Options to purchase common stock;
•	Unvested restricted stock units; and
•	Employee Stock Purchase Plan.

10.	Initial Public Offering

On July 19, 2017, we completed our IPO. Total net proceeds were $182.3 million, including the following:

•	$132.3 million from the sale of 17,968,750 shares of our common stock in our IPO of which $25 million was invested by Ionis; and
•	$50.0 million from the purchase of 6,250,000 shares by Novartis in a concurrent private placement.

In addition, both of the following occurred in connection with the completion of our IPO on July 19, 2017:

•	the conversion of all outstanding shares of Series A convertible preferred stock into 28,884,540 shares of our common stock; and
•	the conversion of $106.0 million of outstanding principal plus accrued interest from the line of credit with Ionis into 13,438,339 shares of common stock.

11.	Commitments and Contingencies

Operating Lease

On April 5, 2018, we entered into an operating lease agreement with MEPT Seaport 13 Stillings LLC, or MEPT, for 30,175 square feet of office space located in Boston, Massachusetts for our new corporate headquarters. The commencement date of the lease was August 15, 2018 and the initial term of the lease is 123 months with one five-year renewal option. We took occupancy of the office space in Boston, Massachusetts in September 2018. Minimum annual lease payments under this lease are $0.3 million in 2018, and future annual lease payments under this lease are $2.2 million in 2019, $2.3 million in 2020, $2.3 million in 2021, $2.3 million in 2022, and $14.2 million thereafter. MEPT is providing us with a three-month free rent period, which commenced on August 15, 2018, and a tenant improvement allowance up to $3.8 million. We provided MEPT with a letter of credit to secure our obligations under the lease in the initial amount of $2.4 million, to be reduced to $1.8 million on the third anniversary of the rent commencement date and to $1.2 million on the fifth anniversary of the rent commencement date if we meet certain conditions set forth in the lease at each such time. This balance is included in deposits and other assets on the accompanying condensed consolidated balance sheets.

12.	Restructuring

On September 6, 2018, we enacted a plan to reorganize our workforce to better align with the immediate needs of our business, the Reorganization Plan, following the August 27, 2018 announcement of the FDA’s issuance of a Complete Response Letter for our New Drug Application for WAYLIVRA. In connection with the Reorganization Plan, we reduced our workforce by approximately 12%. The Reorganization Plan was approved by our board of directors on September 2, 2018, and affected employees were informed on September 6, 2018. The Reorganization Plan impacted U.S. team members primarily from the WAYLIVRA field team and functions focused principally on WAYLIVRA.

During the three and nine months ended September 30, 2018, we recorded $1.9 million of restructuring-related costs in operating expense, including employee severance, benefits and related costs. In addition, we also recorded $0.4 million of non-cash stock option modifications expenses related to the Reorganization Plan for the three and nine months ended September 30, 2018. We do not expect to incur any additional significant costs associated with this reorganization.

The following table summarizes the restructuring costs by category for the periods indicated (in thousands):

	Three and Nine Months Ended September 30, 2018
	Cash	Non-Cash	Total
Research and development	$327	$209	$536
General and administrative	1,562	200	1,762
	$1,889	$409	$2,298

The following table summarizes the restructuring reserve included in accrued compensation for the periods indicated (in thousands):

Nine Months Ended September 30, 2018
Restructuring reserve beginning balance	$—
Restructuring expenses incurred during period	1,889
Amounts paid during the period	(200)
Restructuring reserve ending balance	$1,689

13.	Subsequent Events

TTR License Agreement Regulatory Milestone

On October 5, 2018, we received regulatory approval for TEGSEDI from the FDA for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis in adults in the United States. As a result of the regulatory approval in the United States, on October 17, 2018 we issued 1,671,849 shares of our common stock to Ionis as payment of the $50.0 million regulatory milestone for TEGSEDI, increasing Ionis’ ownership percentage to 76 percent.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Akcea,” “Company,” “we,” “our,” and “us,” means Akcea Therapeutics, Inc. and our subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our financial position, outlook and our business, and the therapeutic and commercial potential of TEGSEDITM (inotersen), WAYLIVRATM (volanesorsen) and our other products in development. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “expectation,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics and building of a business around such drugs and obtaining regulatory approvals and the timing thereof. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion and analysis should be read in conjunction with (1) our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, (2) the audited financial statements and accompanying notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2017, which are contained in our Annual Report on the Form 10-K for the fiscal year ended on December 31, 2017, or the Recast Financials, filed on February 28, 2018 with the SEC and (3) the unaudited financial statements and accompanying notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2017, which are contained in our Current Report on the Form 8-K for the fiscal year ended on December 31, 2017 filed on September 18, 2018 with the SEC. The Recast Financials present consolidated financial statements for each of the three years ended December 31, 2015, 2016 and 2017, recast to reflect our adoption of the new accounting standard for revenue recognition set forth in Topic 606.

OVERVIEW

We are a biopharmaceutical company focused on developing and commercializing drugs to treat patients with rare and serious diseases with leading-edge, RNA-targeted medicines. Our priority is to bring transformative medicines to patients by driving clinical program execution, understanding patient and physician needs, preparing the market, creating market access, and commercializing our products on a global basis. As an affiliate of Ionis Pharmaceuticals, Inc., or Ionis, we have a robust portfolio of development-, registration- and commercial-stage drugs covering multiple targets and diseases using antisense therapeutics. Our immediate focus is on the commercial launch of TEGSEDI in the Unites States, or U.S., the European Union, or EU, and Canada. We estimate that there are approximately 50,000 patients globally with hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, the majority of whom have symptoms of polyneuropathy. We are also focused on regulatory discussions for WAYLIVRA in the U.S., EU and Canada for the treatment of familial chylomicronemia syndrome, or FCS.

TEGSEDI is the world’s first subcutaneous, RNA-targeted therapeutic that substantially reduces the production of transthyretin, or TTR protein. Importantly, TEGSEDI is Akcea’s first commercially approved drug, and our launch activities are underway in three regions: the U.S., the EU and Canada. To further support the hATTR amyloidosis community, Akcea and Ambry Genetics Corporation, or Ambry, a Konica Minolta company, launched hATTR Compass™ in the U.S. and Canada, a no-cost, confidential genetic testing and genetic counseling program for people with suspected hATTR amyloidosis. This program is intended to empower people with accurate genetic information, so they can make informed decisions about their healthcare.

We obtained TEGSEDI and AKCEA-TTR-LRx, the ligand conjugated antisense, or LICA, drug in development for TTR, under an exclusive license from Ionis. With the licensing agreement, we have expanded our efforts to treat people with serious and under-served rare diseases focusing on transthyretin amyloidosis, or ATTR amyloidosis, and cardiometabolic diseases.

ATTR

TEGSEDI is an antisense drug designed to reduce the production TTR protein. In patients with hATTR amyloidosis, a severe, rare and fatal genetic disease, both the hereditary and wild-type, or wt, TTR protein builds up as fibrils in tissues, such as the peripheral nerves, heart, gastrointestinal system, eyes, kidneys, central nervous system, thyroid and bone marrow. The presence of TTR fibrils interferes with the normal functions of these tissues. The progressive accumulation of TTR amyloid deposits in these tissues and organs leads to sensory, motor and autonomic dysfunction often having debilitating effects on multiple aspects of a patient’s life and eventually leads to death.

TEGSEDI is now approved in three markets: the U.S., EU and Canada. On October 5, 2018, we received FDA approval for TEGSEDI for the treatment of the polyneuropathy of hATTR amyloidosis in adults. On October 3, 2018, TEGSEDI was approved by Health Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. And on July 11, 2018, TEGSEDI received marketing authorization, or MA, approval from the European Commission, or EC, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. We estimate that there are approximately 50,000 patients globally with hATTR amyloidosis, the majority of whom have symptoms of polyneuropathy.

TEGSEDI was discovered and developed by Ionis Pharmaceuticals and was licensed by us in April 2018. In addition to TEGSEDI, we and Ionis are developing AKCEA-TTR-LRx for hereditary and wild-type forms of transthyretin amyloidosis, or ATTR amyloidosis, and are planning to begin clinical development of this program prior to the end of 2018.

Cardiometabolic

Our lipid/cardiometabolic drugs, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx, are all based on antisense technology developed by Ionis. We are focused on regulatory discussions for WAYLIVRA the U.S., EU and Canada for the treatment of people with FCS. On May 10, 2018, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee voted to support approval of WAYLIVRA for the treatment of people with FCS. On August 27, 2018, we and Ionis announced that we received a Complete Response Letter from the Division of Metabolism and Endocrinology Products of the FDA regarding the New Drug Application for WAYLIVRA. The FDA did not cite any new concerns beyond those described in the advisory committee briefing book, in which the main areas of focus were the dosing schedule and management of thrombocytopenia. We continue to feel strongly that WAYLIVRA demonstrates a favorable benefit/risk profile in people with FCS, as was reflected in the positive outcome from the Advisory Committee meeting. We received a preliminary notification of a Notice of Noncompliance withdrawal letter, or NON-W, from Health Canada for WAYLIVRA. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. Active regulatory discussions in the EU are ongoing.

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

Commercial Preparation

We are continuing to build our global infrastructure as we begin to commercialize TEGSEDI and prepare to commercialize WAYLIVRA, and we have commercial teams in place in the U.S. and Canada for TEGSEDI and in the United Kingdom, or UK and the Nordic region, France, Germany and Italy for TEGSEDI and WAYLIVRA. In addition, in August 2018, we entered into a licensing agreement with PTC Therapeutics International Limited, or PTC Therapeutics, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. A key element of our commercial strategy is to provide the specialized, patient-centric support required to successfully address rare disease patient populations. We believe our focus on treating patients with inadequately addressed rare and serious diseases will allow us to partner efficiently and effectively with the specialized medical community that supports these underserved patient communities.

To maximize the commercial potential of two of the drugs in our pipeline, we initiated a strategic collaboration with Novartis Pharma AG, or Novartis, in January 2017 for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. We believe Novartis brings significant resources and expertise to the collaboration that can accelerate our ability to deliver these potential therapies to the large populations of patients who have high cardiovascular risk due to inadequately treated lipid disorders. As part of our collaboration, we received $75.0 million in an upfront option payment, of which we retained $60.0 million and paid $15.0 million to Ionis as a sublicense fee. On September 24, 2018, Akcea and Ionis announced positive top-line results from the Phase 2 study of AKCEA-APO(a)-LRx. Additional data will be presented as a late-breaking clinical trial presentation at American Heart Association annual meeting on November 10, 2018. We are planning to have an end-of-Phase 2 meeting with the FDA before the end of this year. Under our agreement with Novartis, after we complete Phase 2 development of each of AKCEA-APO(a)-LRx and

AKCEA-APOCIII-LRx (data planned for 2019), and if, on a drug-by-drug basis, Novartis exercises its option to license a drug and pays us the $150.0 million license fee to do so, Novartis would conduct and pay for a Phase 3 cardiovascular outcome study in high-risk patients and, if approved, commercialize each such licensed drug worldwide. Novartis will have 60 days following the end of the applicable end of Phase 2 meeting to exercise its option for each of these drugs. We plan to co-commercialize any licensed drugs commercialized by Novartis in selected markets, under terms and conditions that we plan to negotiate with Novartis in the future, through the specialized sales force we are building to commercialize TEGSEDI. Overall, we are eligible to receive license fees, milestone payments and royalties on sales of each drug Novartis licenses, if and when, it meets the development, regulatory and sales milestones specified in our agreement. We will share any license fees, milestone payments and royalties equally with Ionis.

Our strategic collaboration with Novartis has a potential aggregate transaction value of over $1.0 billion, plus royalties, which we would generally be required to share equally with Ionis. The calculation of potential aggregate transaction value assumes that Novartis licenses, successfully develops and achieves regulatory approval for both AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx in the U.S., EU and Japan, and that Novartis achieves pre-specified sales targets with respect to both drugs. In addition, to the upfront payment that we have received, for AKCEA-APO(a)-LRx we are eligible to receive up to $600.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $285.0 million for the achievement of commercialization milestones. In addition, for AKCEA-APOCIII-LRx we are eligible to receive up to $530.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $240.0 million for the achievement of regulatory milestones and up to $265.0 million for the achievement of commercialization milestones. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx, and Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will pay 50% of these license fees, milestone payments and royalties to Ionis as a sublicense fee. See Note 4, Strategic Collaboration with Novartis, to our consolidated financial statements for additional information.

We began recognizing revenue under the collaboration with Novartis upon its initiation. Our revenue for the first nine months of 2018 was $54.7 million. Our net losses have resulted from costs incurred in developing TEGSEDI, WAYLIVRA and the other drugs in our pipeline, preparing to commercialize TEGSEDI and WAYLIVRA, and general and administrative activities associated with our operations. We expect to begin generating product revenue from TEGSEDI drug sales beginning in the fourth quarter of 2018. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we commercialize TEGSEDI, seek regulatory approval for WAYLIVRA and continue to develop our pipeline. We expect to incur significant expenses to continue to build the infrastructure to support commercialization, including manufacturing, marketing, sales and distribution functions. Further, we expect to incur additional costs associated with operating as a public company and in building our internal resources to become less reliant on Ionis.

As of September 30, 2018, we had cash, cash equivalents and investments of $320.3 million. We have funded our operating activities through a $100.0 million cash contribution that we received from Ionis in 2015, $75.0 million from initiating our collaboration with Novartis that we received in the first quarter of 2017 and $106.0 million in drawdowns under our line of credit with Ionis that we received in the first and second quarters of 2017. In July 2017, we completed our IPO and raised $182.3 million in net proceeds from the IPO including the $50 million Novartis concurrent private placement. In April 2018, we completed a licensing transaction with Ionis to commercialize TEGSEDI. In conjunction with this transaction, Ionis purchased 10.7 million shares of our common stock for $200 million. As a result of the MA approval for TEGSEDI in the EU, on August 3, 2018 we issued 1,597,571 shares of our common stock to Ionis as payment of the $40.0 million regulatory milestone for TEGSEDI, and as a result of the regulatory approval for TEGSEDI in the United States, on October 17, 2018 we issued 1,671,849 shares of our common stock to Ionis as payment of the $50.0 million regulatory milestone for TEGSEDI. These two common stock issuances to Ionis increased Ionis’ ownership percentage in our company to 76 percent. See Note 5, License Agreements and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Form 10-Q for more information about our TTR licensing agreement with Ionis. We plan to use our cash, cash equivalents and investments on hand as of September 30, 2018 to further our commercialization efforts of TEGSEDI and WAYLIVRA and continue the advancement of our pipeline drugs.

We expect that our cash, cash equivalents and investments of $320.3 million as of September 30, 2018 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from issuance of these financial statements. However, we expect to raise additional funding in the future to continue developing the drugs in our pipeline and to commercialize TEGSEDI, or any other approved drug, including WAYLIVRA. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Our Relationship with Ionis

Ionis formed Akcea as a wholly owned subsidiary to complete development of and commercialize Ionis’ drugs to treat lipid disorders. We began business operations in January 2015. We licensed our cardiometabolic franchise from Ionis at the beginning of 2015. Prior to licensing these drugs, Ionis’ employees performed all of the development, regulatory and manufacturing activities for these drugs either themselves or through third-party providers. As such, Ionis incurred all of the expenses associated with these activities and reported them in its consolidated financial statements. TEGSEDI and AKCEA-TTR-LRx were licensed from Ionis in April 2018. Prior to then, Ionis had been advancing these drugs in development and incurring the expenses for those activities. Under our license agreements with Ionis, Ionis continued and is continuing to conduct development, regulatory or manufacturing activities for our drugs and to charge us for this work. As of September 30, 2018, Ionis owns approximately 75 percent of our outstanding stock.

Critical Accounting Policies

The accounting policies followed in the preparation of our interim condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q are consistent in all material respects with those included in Note 1 of our Annual Report on the Form 10-K for the fiscal year ended on December 31, 2017, except as updated below.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, which amended the guidance for accounting for revenue from contracts with customers. This ASU superseded the revenue recognition requirements in ASC Topic 605, Revenue Recognition, or Topic 605, and created a new Topic 606, Revenue from Contracts with Customers, or Topic 606. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, then assess whether each promised good or service is distinct. When we offer options for additional goods or services, such as an option to license a drug in the future or for additional goods or services to be provided in the future, we evaluate whether such options are material rights that should be treated as additional performance obligations. We typically have not concluded that the option to license a drug or the options for additional goods or services that may be requested in the future under our collaboration agreement are material rights as the amounts attributable to such options represent standalone selling price, and therefore no consideration is allocated to these items at the inception of an agreement. When a partner exercises its option to license a drug or requests the additional goods or services, a new performance obligation is created for that item. Once performance obligations are identified, we then recognize as revenue the amount of the transaction price that we allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of an output or input method. Through September 30, 2018, we have two revenue streams: our strategic collaboration, option and license agreement, or collaboration agreement, with Novartis Pharma AG, or Novartis, which we entered into in January 2017 and our collaboration and license agreement with PTC Therapeutics International Limited, or PTC Therapeutics, which we entered into in August 2018. For a complete discussion of the accounting for our revenue streams, see Note 4, Strategic Collaboration with Novartis and Note 6, PTC License Agreement with PTC Therapeutics.

Effective January 1, 2018, we adopted Topic 606 using the full retrospective transition method. Under this method, we revised our consolidated financial statements for prior period amounts, including the interim periods included in this Report on Form 10-Q, as if Topic 606 had been effective for such periods. The references “as revised” used throughout this Form 10-Q refer to revisions of amounts originally reported for the three and nine months ended September 30, 2017 and as of December 31, 2017 as a result of our adoption of Topic 606.

Impact of Adoption

As a result of adopting Topic 606 on January 1, 2018, we revised our comparative financial statements for the prior years as if Topic 606 had been effective for that period. On September 18, 2018, we filed a Current Report on Form 8-K to present recast consolidated financial statements for each of the three years ended December 31, 2015, 2016 and 2017, to reflect our adoption of the new accounting standard for revenue recognition set forth in Topic 606. The financial information recast in the Form 8-K was originally filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on February 28, 2018. Under Topic 605, we recognized revenue over time on a straight-line basis. Under Topic 606, we recognize revenue using the input method based on the total cost of performing services over time. As a result, the following financial statement line items for fiscal year 2017 were affected.

Condensed Consolidated Balance Sheets

	December 31, 2017 (in thousands)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Current portion of deferred revenue	$58,192	$50,579	$7,613
Long-term portion of deferred revenue	12,501	8,306	4,195
Accumulated deficit	$(296,221)	$(284,413)	$(11,808)

	Three Months Ended September 30, 2017 (in thousands, except per share data)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Research and development revenue under collaborative agreement	$9,906	$13,449	$(3,543)
Loss from operations	(16,107)	(12,564)	(3,543)
Net loss	(17,637)	(14,094)	(3,543)
Net loss per share of preferred stock, basic and diluted	(0.01)	0.05	(0.06)
Net loss per share of common stock owned by Ionis, basic and diluted	(0.33)	(0.27)	(0.06)
Net loss per share of common stock owned by others, basic and diluted	$(0.33)	(0.27)	$(0.06)

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Nine Months Ended September 30, 2017 (in thousands, except per share data)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Research and development revenue under collaborative agreement	$21,712	$37,173	$(15,461)
Loss from operations	(99,172)	(83,711)	(15,461)
Net loss	(101,851)	(86,390)	(15,461)
Net loss per share of preferred stock, basic and diluted	(2.16)	(1.77)	(0.39)
Net loss per share of common stock owned by Ionis, basic and diluted	(3.12)	(2.72)	(0.40)
Net loss per share of common stock owned by others, basic and diluted	$(3.12)	(2.72)	$(0.40)

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2017 (in thousands)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Net loss	$(101,851)	$(86,390)	$(15,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenues	87,540	72,079	15,461
Cash, cash equivalents and restricted cash at beginning of period	7,857	7,857	—
Cash, cash equivalents and restricted at end of period	$110,366	$110,366	$—

Inventory

Prior to the regulatory approval of our product candidates, we incur expenses for the manufacturing of drug product that could potentially be available to support the commercial launch of our products. Until the first reporting period when regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expense.

For inventory related costs incurred subsequent to July 1, 2018, we will reflect these amounts as inventory on our condensed consolidated balance sheets at the lower of cost or market value under the first-in, first-out, or FIFO, basis. We will periodically analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by our management and if actual market conditions are less favorable than projected by our management, additional write-downs of inventory may be required which would be recorded as a cost of product sales in the condensed consolidated statements of operations.

At September 30, 2018 our physical inventory for TEGSEDI was produced prior to when we obtained regulatory approval and accordingly had no cost basis as we recorded the related costs as research and development expense in prior periods.

Intangible Assets

We obtained exclusive licenses from Ionis for specific patents that Ionis owns and maintains related to our drug pipeline. We recorded our licenses from Ionis as a capital contribution using the carryover basis of Ionis' historical cost for the related patents. We are amortizing our capitalized licenses over their estimated useful life, which is the term of the underlying individual patents owned by Ionis.

In addition, we maintain definite-lived intangible assets related to regulatory milestone payments made to Ionis that are recoverable through future cash flows from approved products, which are capitalized as license intangible assets. These assets are amortized over their remaining useful lives, which are generally estimated to be the remaining patent life. If our estimate of the product’s useful life is shorter than the remaining patent life, then the shorter period is used. Intangible assets are amortized using the economic consumption method if anticipated future revenues can be reasonably estimated. The straight-line method is used when future revenues cannot be reasonably estimated. Amortization expense is recorded as a component of cost of sales to the extent the underlying license is commercialized or research and development prior to its commercialization in the condensed consolidated statements of operations.

Cost of Product Sales

As a result of receiving marketing authorization, or MA, approval for TEGSEDI from the European Commission, or EC, in July 2018, we began recording all TEGSEDI related expenses as cost of product sales starting in July 2018. Cost of product sales consists of manufacturing costs, transportation and freight, and indirect overhead costs associated with the manufacturing and distribution of TEGSEDI. Cost of product sales may also include period costs related to certain manufacturing services and inventory adjustment charges. Additionally, we expensed a significant portion of the cost of producing TEGSEDI that we will use in the commercial launch as research and development expense prior to the regulatory approval of TEGSEDI.

RESULTS OF OPERATIONS

In order to analyze and compare our results of operations to other similar companies, we believe it is important to exclude non-cash stock-based compensation expense related to equity awards from our expenses. We believe non-cash stock-based compensation expense is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding it.

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table sets forth our revenues and expenses for the periods presented (in thousands):

	Three Months Ended September 30,
	2018	2017
Revenue:
Licensing revenue	$12,000	$—
Research and development revenue under collaboration agreement	7,241	9,906
Total revenue	19,241	9,906

Expenses:
Cost of sales - product	1,043	—
Cost of sales - intangible asset amortization	701	—
Cost of license	7,200	—
Research and development	27,068	15,287
Selling, general and administrative	35,507	6,034
Total expenses, excluding non-cash stock based compensation expense	71,519	21,321
Non-cash stock compensation expense	12,730	4,692
Total expenses	84,249	26,013

Loss from operations	$(65,008)	$(16,107)

Licensing revenue. Licensing revenue of $12.0 million for the three months ended September 30, 2018 relates to the upfront payment received from PTC Therapeutics related to our PTC License Agreement entered into in August 2018.

Research and development revenue. For the three months ended September 30, 2018, we recognized $7.2 million compared to $9.9 million for the three months ended September 30, 2017 (as revised), in research and development revenue from our collaboration with Novartis. The decrease in research and development revenue is primarily the result of level of efforts related to activities for our AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx  programs.

Cost of sales – product. Cost of sales – product expense of $1.0 million for the three months ended September 30, 2018 consists of period costs associated with the manufacturing of TEGSEDI.

Cost of sales – intangible asset amortization. Cost of sales expense – intangible asset amortization of $0.7 million for the three months ended September 30, 2018 consist of amortization of intangible assets recorded as a result of the achievement of the TEGSEDI European regulatory milestone paid to Ionis with the issuance of 1,597,571 of our common stock shares.

Cost of license. Cost of license of $7.2 million for the three months ended September 30, 2018 consists of TTR sub-license expense due to Ionis related to the upfront payment received as part of the licensing agreement entered with PTC Therapeutics in August 2018.

Research and development expenses. Research and development expenses were $27.1 million for the three months ended September 30, 2018 compared to $15.3 million for the same period in 2017. Our increase in research and development expenses was primarily due to development activities related to TEGSEDI, end of study activities related to AKCEA APO(a)-LRx as the clinical study finished data collection and reported topline results, and activities related to our Phase 2b studies for AKCEA APOCIII-LRx and AKCEA-ANGPTL3-LRx which were initiated in the first quarter of 2018. This increase was offset by a decrease in development activities for WAYLIVRA. All amounts exclude non-cash stock-based compensation expense related to equity awards.

Selling, general and administrative expenses. Selling, general and administrative expenses were $35.5 million for the three months ended September 30, 2018 compared to $6.0 million for the same period in 2017. Our general and administrative expenses increased due to the ongoing buildout of our commercial organization and advancement of pre-commercialization and commercialization activities necessary to launch TEGSEDI in the U.S., the EU and Canada, and WAYLIVRA, if approved for marketing in the EU as well as one-time expense incurred associated with the reorganization plan enacted in the U.S. as a result of the Complete Response Letter for our New Drug Application for WAYLIVRA. All amounts exclude non-cash stock-based compensation expense related to equity awards.

Investment income. Investment income for the three months ended September 30, 2018 totaled $1.7 million compared to $0.7 million for the same period in 2017. The increase in investment income was primarily due to a higher average investment balance and an increase in the interest rates on high quality debt and U.S. government agencies investments during 2018 compared to 2017.

Interest expense. Interest expense is comprised entirely of interest incurred under our line of credit agreement with Ionis. We incurred no interest expense during the three months ended September 30, 2018. Interest expense for the three months ended September 30, 2017 totaled $0.2 million. The outstanding principal and accrued interest under our line of credit converted into 13,438,339 shares of our common stock in connection with the closing of our IPO in July 2017 and we no longer have access to this line of credit following the closing of our IPO.

Net Loss and Net Loss Per Share

Net loss for the three months ended September 30, 2018 was $63.6 million compared to $17.6 million for the same period in 2017 (as revised). We incurred a higher net loss for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the development and pre-commercialization and commercial activities for TEGSEDI, the increase in expenses related to pre-commercialization and development activities for WAYLIVRA and our other drugs, the one-time expense associated with the reorganization plan enacted in the U.S. as a result of the Complete Response Letter for our New Drug Application for WAYLIVRA, and the ongoing global expansion of our company. Basic and diluted net loss per preferred share for the three months ended September 30, 2017 (as revised) was $0.01. We had no outstanding preferred shares at September 30, 2018. Basic and diluted net loss per common share owned by Ionis and owned by others for the three months ended September 30, 2018 was $0.73. Basic and diluted net loss per common share owned by Ionis and owned by others for the three months ended September 30, 2017 was $0.33.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table sets forth our revenues and expenses for the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017
Revenue:
Licensing revenue	$12,000	$—
Research and development revenue under collaboration agreement	$42,670	$21,712
Total revenue	54,670	21,712

Expenses:
Cost of sales - product	1,043	—
Cost of sales - intangible asset amortization	701	—
Cost of license	7,200	—
Research and development	89,940	95,048
Selling, general and administrative	83,305	14,022
Total expenses, excluding non-cash stock based compensation expense	182,189	109,070
Non-cash stock compensation expense	31,239	11,814
Total expenses	213,428	120,884

Loss from operations	$(158,758)	$(99,172)

Licensing revenue. Licensing revenue of $12.0 million for the nine months ended September 30, 2018 relates to the upfront payment received from PTC Therapeutics related to our PTC License Agreement entered into in August 2018.

Research and development revenue. For the nine months ended September 30, 2018, we recognized $42.7 million compared to $21.7 million for the nine months ended September 30, 2017 (as revised), in research and development revenue from our collaboration with Novartis. The increase in revenue is consistent with an increase in research and development activities for AKCEA-APO(a)-LRx, for which we completed patient enrollment in our Phase 2b study in the first quarter of 2018, and increased research and development activities for AKCEA-APOCIII-LRx, for which we initiated patient enrollment in our Phase 2b study in the first quarter of 2018.

Cost of sales – product. Cost of sales – product expense of $1.0 million for the nine months ended September 30, 2018 consists of period costs associated with the manufacturing of TEGSEDI.

Cost of sales – intangible asset amortization. Cost of sales expense – Intangible Asset Amortization of $0.7 million for the nine months ended September 30, 2018 consists of amortization of intangible assets recorded as a result of the achievement of the TEGSEDI European regulatory milestone paid to Ionis with the issuance of 1,597,571 of our common stock shares.

Cost of license. Cost of license of $7.2 million for the nine months ended September 30, 2018 consists of TTR sub-license expense due to Ionis related to the upfront payment received as part of the licensing agreement entered with PTC Therapeutics in August 2018.

Research and development expenses. Research and development expenses were $89.9 million for the nine months ended September 30, 2018 compared to $95.0 million for the same period in 2017. Our decrease in research and development expenses was primarily due to sublicensing expenses related to our collaboration with Novartis, which we incurred in the first quarter of 2017, the majority of which were non-cash. This decrease was offset in part by an increase related to development activities during the first nine months of 2018 primarily associated with the acquisition of TEGSEDI in the beginning of the second quarter, completion of enrollment in our Phase 2b study for AKCEA-APO(a)-LRx in the first quarter of 2018, which enrolled more than the planned 270 patients, and initiation of our Phase 2b studies for AKCEA-APOCIII-LRx and AKCEA-ANGPTL3-LRx, also in the first quarter of 2018. All amounts exclude non-cash stock-based compensation expense related to equity awards.

Selling, general and administrative expenses. Selling, general and administrative expenses were $83.3 million for the nine months ended September 30, 2018 compared to $14.0 million for the same period in 2017. Our selling, general and administrative expenses increased due to the ongoing buildout of our commercial organization and advancement of pre-commercialization and commercialization activities necessary to launch TEGSEDI in the U.S., the EU and Canada, and WAYLIVRA, if approved for marketing in the EU as well as one-time expense incurred associated with the reorganization plan enacted in the U.S. as a result of the Complete Response Letter for our New Drug Application for WAYLIVRA. All amounts exclude non-cash stock-based compensation expense related to equity awards.

Investment income. Investment income for the nine months ended September 30, 2018 totaled $4.1 million compared to $1.0 million for the same period in 2017. The increase in investment income was primarily due to a higher average investment balance and an increase in the interest rates on high quality debt and U.S. government agencies investments during 2018 compared to 2017.

Interest expense. Interest expense is comprised entirely of interest incurred under our line of credit agreement with Ionis. We incurred no interest expense during the nine months ended September 30, 2018. Interest expense for the nine months ended September 30, 2017 totaled $1.7 million. The outstanding principal and accrued interest under our line of credit converted into 13,438,339 shares of our common stock in connection with the closing of our IPO in July 2017 and we no longer have access to this line of credit following the closing of our IPO.

Net Loss and Net Loss Per Share

Net loss for the nine months ended September 30, 2018 was $155.3 million compared to $101.9 million for the same period in 2017 (as revised). We incurred a higher net loss for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to development and commercial activities associated with TEGSEDI, which was acquired in the second quarter of 2018, and the expenses related to pre-commercialization and development activities for WAYLIVRA and our other drugs, the one-time expense associated with the reorganization plan enacted in the U.S. as a result of the Complete Response Letter for our New Drug Application for WAYLIVRA, and the ongoing global expansion of our company. Basic and diluted net loss per preferred share for the nine months ended September 30, 2017 (as revised) was $2.16. We had no outstanding preferred shares at September 30, 2018. Basic and diluted net loss per common share owned by Ionis and owned by others for the nine months ended September 30, 2018 was $1.93 and $2.07, respectively. Basic and diluted net loss per common share owned by Ionis and owned by others for the nine months ended September 30, 2017 was $3.12.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2018, we had cash, cash equivalents and investments of $320.3 million and accumulated deficit of $451.5 million.

We have funded our operating activities through a $100.0 million cash contribution that we received from Ionis in 2015, $75.0 million from initiating our collaboration with Novartis that we received in the first quarter of 2017 and $106.0 million in drawdowns under our line of credit with Ionis that we received in the first and second quarters of 2017. Our borrowings under our line of credit agreement with Ionis converted into shares of our common stock at the IPO price in connection with the closing of our IPO in July

2017. We no longer have access to the line of credit. Additionally, in July 2017 we received $182.3 million in net proceeds from our IPO, including $25.0 million Ionis invested in our IPO and the Novartis concurrent private placement of $50 million.

In April 2018, the stockholders other than Ionis and its affiliates approved the development, commercialization, collaboration and license agreement, or TTR License Agreement, pursuant to which we acquired an exclusive license from Ionis to TEGSEDI and AKCEA-TTR-LRx and a stock purchase agreement, or Ionis SPA, with Ionis, our majority shareholder, which we entered into on March 14, 2018. To support our commercialization of TEGSEDI and AKCEA-TTR-LRx, Ionis purchased 10.7 million shares of our common stock for $200 million.

At September 30, 2018, we had working capital of $238.7 million compared to working capital of $178.4 million at December 31, 2017. Working capital increased in 2018 primarily due to the increase in our cash, cash equivalents and investments related to the sales of 10.7 million shares of our common stock to Ionis for $200.0 million as part of the TTR transaction noted above. As of September 30, 2018, our outstanding payable to Ionis was $23.9 million under the Amended Services Agreement.

TEGSEDI is approved in the U.S., EU and Canada and we are now beginning our commercialization efforts in these three regions. We expect to begin generating product revenue from TEGSEDI drug sales beginning in the fourth quarter of 2018. We anticipate that we will continue to incur losses for the foreseeable future, and losses may continue to increase as we develop, seek regulatory approval for, and begin to commercialize our other pipeline drugs. We are subject to all of the risks incident in developing and commercializing new drugs and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

Future Funding Requirements

We expect to raise additional funding in the future to continue developing the drugs in our pipeline and to expand our commercial efforts for TEGSEDI, which has been approved in the U.S., the EU and Canada, and WAYLIVRA. We expect that our cash, cash equivalents and investments of $320.3 million as of September 30, 2018, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from issuance of these financial statements. Until such time, if ever, as we can generate substantial product revenue, we may finance our cash needs through additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. In any event, we may not generate significant revenue from product sales prior to the use of our existing cash, cash equivalents and investments. We do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. If we raise additional funds through collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our drugs or grant licenses on terms that may not be favorable to us. If we cannot raise additional funds through stock offerings or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our drugs even if we would otherwise prefer to develop and commercialize the drugs ourselves.

Our forecast of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the design, initiation, progress, size, timing, costs and results of our clinical and nonclinical studies;
•

the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than, those that we currently expect;

•	the number and characteristics of drugs that we may pursue;
•	our need to expand our development activities, including our need and ability to hire additional employees;
•	the effect of competing technological and market developments;
•	the cost of establishing sales, marketing, manufacturing and distribution capabilities for our drugs;
•	our strategic collaborators' success in developing and commercializing our drugs;

•	our need to add infrastructure, implement internal systems and hire additional employees to operate as a public company; and
•

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

Contractual Obligations and Commitments

On April 5, 2018, we entered into an operating lease agreement with MEPT Seaport 13 Stillings LLC, or MEPT, for 30,175 square feet of office space located in Boston, Massachusetts for our new corporate headquarters. The commencement date of the lease was August 15, 2018 and the initial term of the lease is 123 months with one five-year renewal option. We took occupancy of the office space in Boston, Massachusetts in September 2018. Minimum annual lease payments under this lease are $0.3 million in 2018, and future annual lease payments under this lease are $2.2 million in 2019, $2.3 million in 2020, $2.3 million in 2021, $2.3 million in 2022, and $14.2 million thereafter. MEPT is providing us with a three-month free rent period, which commenced on August 15, 2018, and a tenant improvement allowance up to $3.8 million. We provided MEPT with a letter of credit to secure our obligations under the lease in the initial amount of $2.4 million, to be reduced to $1.8 million on the third anniversary of the rent commencement date and to $1.2 million on the fifth anniversary of the rent commencement date if we meet certain conditions set forth in the lease at each such time. This balance is included in deposits and other assets on the accompanying condensed consolidated balance sheets.

Also in April 2018, the stockholders other than Ionis and its affiliates approved the development, commercialization, collaboration and license agreement, or TTR License Agreement, and a stock purchase agreement, or Ionis SPA, with Ionis, our majority shareholder, which we entered into on March 14, 2018. As part of the licensing transaction, we will be obligated to make milestone payments to Ionis in connection with the achievement of certain development, regulatory and commercialization events. These milestone payments include up to $110.0 million, if all TEGSEDI approval milestones are met; up to $145.0 million, if all AKCEA-TTR-LRx milestones are met; and up to $1.3 billion, if all sales milestones for the combined products are met. We can elect to pay each milestone payment in cash or shares of our common stock and Ionis may require payment in shares of common stock. Subsequent to the achievement of the milestone event for aggregate worldwide annual net sales of $750 million for the products, all subsequent milestone payments must be paid in cash.

On July 11, 2018, we received marketing authorization, or MA, approval for TEGSEDI from the European Commission, or EC, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis, in the European Union, or EU. As a result of the MA approval in the EU, on August 3, 2018 we issued 1,597,571 shares of our common stock to Ionis as payment of the $40.0 million regulatory milestone for TEGSEDI, increasing Ionis’ ownership percentage to slightly above 75 percent as of September 30, 2018.

On October 5, 2018, we received regulatory approval for TEGSEDI from the FDA for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis in adults in the United States. As a result of the regulatory approval in the United States, on October 17, 2018 we issued 1,671,849 shares of our common stock to Ionis as payment of the $50.0 million regulatory milestone for TEGSEDI, increasing Ionis’ ownership percentage to 76 percent.

Other than the above, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on February 28, 2018.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain marketable securities. We place our cash equivalents and investments with reputable financial institutions. We primarily invest our excess cash in commercial paper and debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody's, Standard & Poor's, or Fitch, respectively. As of September 30, 2018, we had cash, cash equivalents and investments of $320.3 million.

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

Foreign Currency Exchange Risk

Our results of operations are subject to foreign currency exchange rate fluctuations as we have foreign subsidiaries with functional currencies other than the U.S. dollar. We translate our subsidiaries’ functional currencies to our reporting currency, the U.S. dollar. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign currency to U.S. dollar exchange rates, which are difficult to predict. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements. Our business strategy incorporates potentially significant international expansion, particularly with the approval of TEGSEDITM (inotersen) in the EU and Canada and our efforts to obtain approval of WAYLIVRATM (volanesorsen) in the EU, therefore we expect that the impact of foreign currency exchange rate fluctuations may become more substantial in the future.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our Exchange Act of 1934, as amended, or the Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We design and evaluate our disclosure controls and procedures recognizing that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance and not absolute assurance of achieving the desired control objectives.

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2018.

We also performed an evaluation of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition accounting guidance we adopted on January 1, 2018 reflected in our financial statements. We conducted this evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. That evaluation did not identify any significant changes in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a company, we have limited experience commercializing products. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic partners, to successfully develop our drugs, and obtain the regulatory approvals necessary to commercialize our drugs, including TEGSEDI TM (inotersen), WAYLIVRATM (volanesorsen), AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development. We anticipate receiving our first revenue from product sales in 2018. Even if we achieve profitability in the future, we may not sustain profitability in subsequent periods. Our ability to generate revenue from product sales depends heavily on our and our current and future strategic partners' success in:

•	completing clinical development of WAYLIVRA for additional indications and nonclinical and clinical development of AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx;
•	seeking and obtaining regulatory and marketing authorization for our drugs, including TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx and our other drugs in development;
•

managing supply and manufacturing relationships with third parties that can provide the amount and quality of products and services we need to continue to develop and, if approved, commercialize TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;

•	launching and commercializing TEGSEDI, WAYLIVRA, AKCEA-ANGPTL3-LRx, AKCEA-TTR-LRx by managing a sales, marketing and distribution infrastructure;
•

launching and co-commercializing AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx through our collaboration with Novartis Pharma AG, or Novartis, under terms that we plan to negotiate with Novartis in the future;

•

educating physicians about our target patient populations, including the polyneuropathy of hereditary transthyretin-mediated amyloidosis in adult patients in the United States, stage 1 or stage 2 polyneuropathy in adult patients with hereditary TTR Amyloidosis (hATTR) in the EU or Canada, patients with familial chylomicronemia syndrome, or FCS, and patients with familial partial lipodystrophy, or FPL;

•	obtaining market acceptance of TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development as viable treatment options;
•	obtaining and maintaining adequate coverage and reimbursement from third-party payors for TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;
•	addressing any competing technological and market developments;

•	negotiating favorable terms in any partnership, licensing or other arrangements into which we may enter;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, product trademarks and know-how;
•	developing and commercializing TEGSEDI, WAYLIVRA, AKCEA-ANGPTL3-LRx, AKCEA-TTR-LRx and our other drugs in development without infringing others' intellectual property rights; and
•	attracting, hiring and retaining qualified personnel.

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

Because drug development requires substantial lead-time and funding prior to commercialization, we have incurred expenses while generating limited revenue from our operating activities since our formation. Our net losses were $63.6 million and $17.6 million for the nine months ended September 30, 2018 and September 30, 2017, respectively (as revised). As of September 30, 2018, we had an accumulated deficit of approximately $451.5 million. Most of the losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations. We expect to incur additional operating losses for the foreseeable future, and these losses may increase if we cannot generate substantial revenue.

*We will require substantial additional funding to achieve our goals. If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

All of our drugs are undergoing clinical studies. All of our drug programs, except TEGSEDI in the United States, EU, and Canada, will require additional nonclinical and/or clinical testing and/or marketing authorization prior to commercialization. We will need to spend significant additional resources to conduct these activities. Our expenses could increase beyond expectations if the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities require us to perform clinical studies and other studies in addition to those that we currently anticipate. As of September 30, 2018, we had cash, cash equivalents and investments equal to $320.3 million. Our operating expenses were $213.4 million and $120.9 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Prior to our IPO, we funded our operating activities through a $100.0 million cash contribution we received from Ionis in 2015, $75.0 million that we received from initiating our collaboration with Novartis and $106.0 million in drawdowns under our line of credit with Ionis. The line of credit converted to our common stock when we closed our IPO. We no longer have access to the line of credit following the closing of our IPO and we do not have any firm commitment from Ionis to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Additionally, in July 2017 we received $182.3 million in net proceeds from our IPO including $25.0 million that Ionis invested in our IPO and the Novartis concurrent private placement of $50 million. In April 2018, we received $200.0 million from the common stock we issued in connection with the licensing transaction with Ionis discussed in Note 5, Development, Commercialization and License Agreements and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Form 10-Q. We expect that we will need to raise additional funding to continue developing the drugs in our pipeline and to seek regulatory approval for and to commercialize TEGSEDI, WAYLIVRA and other drugs in our pipeline.

We have received marketing authorization approval of TEGSEDI from the FDA for the treatment of the polyneuropathy of hATTR in adult patients in the United States, from the European Commission, or EC, and from Health Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR, and we will incur significant costs to commercialize TEGSEDI. Even if we obtain marketing authorizations to sell WAYLIVRA, AKCEA-APO(a)-LRx or AKCEA-TTR-LRx, we will incur significant costs to commercialize the approved product. Even if we generate revenue from the sale of any approved products, we may not become profitable and would need to obtain additional funding to continue operations.

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

If any of our drugs in clinical studies, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, do not show sufficient safety and efficacy in patients with the targeted indication, it would negatively affect our development and commercialization goals for the drug and we would have expended significant resources with little or no benefit to us.

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

Successful results in preclinical or initial clinical studies, including the results of earlier studies for our drugs in development, may not predict the results of subsequent clinical studies, including the Phase 3 study of WAYLIVRA for the treatment of FPL. There are a number of factors that could cause a clinical study to fail or be delayed, including:

•	the clinical study may produce negative or inconclusive results;
•	regulators may require that we hold, suspend or terminate clinical research for noncompliance with regulatory requirements;
•	we, our partners, the FDA or foreign regulatory authorities could suspend or terminate a clinical study due to adverse side effects of a drug on people in the study;
•	we or our partners may decide, or regulators may require us, to conduct additional preclinical testing or clinical studies;
•	we or our partners may not identify, recruit and train suitable clinical investigators at a sufficient number of study sites;
•	the institutional review board for a prospective site might withhold or delay its approval for the study;
•	enrollment in our clinical studies may be slower than we anticipate;
•

patients who enroll in the clinical study may later drop out due to adverse events, a perception they are not benefiting from participating in the study, fatigue with the clinical study process or personal issues;

•	a clinical study site may deviate from the protocol for the study;
•	the cost of our clinical studies may be greater than we anticipate;
•	we or our partners may require additional capital to fund the clinical study; and
•	the supply or quality of our drugs or other materials necessary to conduct the clinical studies may be insufficient, inadequate or delayed.

In addition, WAYLIVRA and AKCEA-APOCIII-LRx have the same mechanism of action, TEGSEDI and AKCEA-TTR-LRx, also have the same mechanism of action and all of our current drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx, are chemically similar to each other and the drugs Ionis and other companies are developing separately. As a result, a safety observation we, Ionis or other companies encounter with one of our or their drugs could have or be perceived by a regulatory authority to have an impact on a different drug we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our drugs or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our drugs: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. Similarly, we have an ongoing Phase 3 study of WAYLIVRA in patients with FPL, an ongoing open label extension study of WAYLIVRA in patients with FCS and an open label extension study of TEGSEDI in patients with hATTR, and an early access program, or EAP, for both WAYLIVRA and TEGSEDI. Adverse events or results from these studies or the EAPs could negatively impact our pending or future marketing approval applications for WAYLIVRA and TEGSEDI in patients with FCS or hATTR amyloidosis or the commercial opportunity for WAYLIVRA or TEGSEDI. We received a CRL from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a preliminary notification of a Notice of Noncompliance withdrawal letter, or Non-W, from Health Canada for WAYLIVRA. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to FDA and may need to  conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any revenue or profit from the sale of WAYLIVRA. The regulatory authorities and Europe could have a similar response to the pending marketing authorization application.

Any failure or delay in the clinical studies for any of our drugs in development could reduce the commercial potential or viability of our drugs.

*We may not have appropriately designed the planned and ongoing clinical studies for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development to support submission of a marketing application to the FDA and foreign regulatory authorities or demonstrate safety or efficacy at the level required by the FDA and foreign regulatory authorities for product approval.

We recently completed a Phase 3 clinical program for WAYLIVRA for the treatment of FCS and have an ongoing Phase 3 study of WAYLIVRA in patients with FPL. We are also conducting or plan to conduct additional clinical studies for AKCEA-TTR-LRx AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx.

Even if we achieve positive results on the endpoints for these clinical studies or any future clinical studies, the FDA or foreign regulatory authorities may believe the clinical studies do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. For example, we received a CRL from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a preliminary notification of a Notice of Noncompliance withdrawal letter, or Non-W, from Health Canada for WAYLIVRA. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to the FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any revenue or profit from the sale of WAYLIVRA. The regulatory authorities Europe could have a similar response to the pending marketing authorization application. These risks are more likely to occur since we are developing our drugs against therapeutic targets or to treat diseases in which there is little or no clinical experience. In addition, these risks may be more likely to occur for WAYLIVRA since there were some patients in the Phase 3 program that experienced serious platelet events (grade 4 thrombocytopenia), a condition in which the patient has very low platelet levels, and additional patients experienced other adverse events in the program, including patients who discontinued participation in the APPROACH study due to platelet count declines. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent.

We may make modifications to the clinical study protocols or designs of our ongoing clinical studies that delay enrollment or completion of such clinical studies and could delay regulatory approval of WAYLIVRA and our other drugs in development. Any failure to obtain approval for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development on the timeline that we currently anticipate, or at all, would have a material and adverse impact on our business, prospects, financial condition and results of operations and could cause our stock price to decline.

*Clinical studies for either WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx or our other drugs may not demonstrate safety or efficacy at the level required by the FDA and foreign regulatory authorities for product approval.

The EMA is currently reviewing our application for regulatory approval for WAYLIVRA. We and Ionis intend to conduct clinical studies for AKCEA-TTR-LRx.

Even if positive results on the endpoints for the clinical studies are achieved, the FDA or foreign regulatory authorities may believe the clinical studies do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and may deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. For example, we received a CRL from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a preliminary notification of a Notice of Noncompliance withdrawal letter, or Non-W, from Health Canada for WAYLIVRA. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any revenue or profit from the sale of WAYLIVRA. The regulatory authorities in Europe could have a similar response to the pending marketing authorization application. As an additional example, the foreign regulatory authorities could claim that we have not tested WAYLIVRA, AKCEA-APO(a)-LRx or AKCEA-TTR-LRx in a sufficient number of patients to demonstrate that the drug is safe and effective in patients with other indications to support an application for marketing authorization for the applicable indication. In such a case, we may need to conduct additional clinical studies before obtaining marketing authorization, which would be expensive and delay the development and commercialization of the drug.

Any failure to obtain approvals for WAYLIVRA in other important markets outside of the United States and Canada, including the EU, on the timeline that we currently anticipate, or at all, would have a material and adverse impact on our business, prospects, financial condition and results of operations and could cause our stock price to decline.

*If we or our partners fail to obtain regulatory approval for our drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, or additional approvals for TEGSEDI, we or our partners cannot sell them in the applicable markets.

We cannot guarantee that any of our drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, will be safe and effective, or will be approved or receive additional approvals for commercialization. We and our partners must conduct time-consuming, extensive and costly clinical studies to demonstrate the safety and efficacy of each of our drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, before they can be approved, or receive additional approvals, for sale. We and our partners must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

We or our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our drugs. It is possible that regulatory authorities will not approve TEGSEDI in additional markets or any of our other drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, for marketing. If the FDA or another regulatory authority believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, the authority will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay or harm our ability to successfully commercialize the drug. For example, we received a CRL from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a preliminary notification of a Notice of Noncompliance withdrawal letter, or Non-W, from Health Canada for WAYLIVRA. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any revenue or profit from the sale of WAYLIVRA. The regulatory authority in Europe could have a similar response to the pending marketing authorization.

The FDA or other comparable foreign regulatory authorities can delay, limit or deny approval of a drug for many reasons, including:

•	such authorities may disagree with the design or implementation of our clinical studies;
•	we or our partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a drug is safe and effective for any indication;
•

such authorities may not accept clinical data from studies conducted at clinical facilities that have deficient clinical practices or that are in countries where the standard of care is potentially different from the United States;

•	we or our partners may be unable to demonstrate that our drug's clinical and other benefits outweigh its safety risks to support approval;
•	such authorities may disagree with the interpretation of data from preclinical or clinical studies;
•	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers who manufacture clinical and commercial supplies for our drugs; and
•

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

We will dedicate a substantial amount of our resources to commercialize TEGSEDI and support the continued development of AKCEA-TTR-LRx. In addition, we may dedicate a substantial amount of our resources to develop and seek regulatory approval for WAYLIVRA to treat patients with FCS and FPL. As a result, we may forego or delay pursuit of opportunities with our other drugs or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and drugs for specific indications may not yield any commercially viable drugs.

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

The FDA and foreign regulatory authorities can impose significant restrictions on an approved drug product through the product label and on advertising, promotional and distribution activities. For example:

•In the United States, TEGSEDI’s label contains a boxed warning for thrombocytopenia and glomerulonephritis,

•TEGSEDI requires periodic blood and urine monitoring, and

•in the United States TEGSEDI is available only through a Risk Evaluation and Mitigation Strategy, or REMS, program.

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

In addition, if we or others identify side effects after any of our drug products are on the market, if manufacturing problems occur subsequent to regulatory approval, or if we, our manufacturers or our partners fail to comply with regulatory requirements, we or our partners could be subject to:

•	changes to the product label;
•	restrictions on the marketing of a product;
•	restrictions on product distribution;
•	restrictions on such products' manufacturing processes;
•	requirements to conduct post-marketing clinical studies;
•	Untitled or Warning Letters;
•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenue;
•	suspension or withdrawal of regulatory approvals;
•	refusal to permit the import or export of our products;
•	product seizure;
•	injunctions;
•	restrictions on our ability to conduct clinical studies, including full or partial clinical holds on ongoing or planned clinical studies; or
•	imposition of civil or criminal penalties.

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected drug product or could substantially increase the costs and expenses of commercializing such drug product, which in turn could delay or prevent us from generating any revenue or profit from the sale of the drug product.

*The development and commercialization of TEGSEDI and WAYLIVRA may place strain on our management team’s time and attention and may divert our management team’s attention from our other existing products.

Although we have personnel with experience commercializing drugs, we ourselves have limited experience commercializing products. During 2018, we plan to commercially launch TEGSEDI and, if regulatory approval is obtained, WAYLIVRA. The commercial launches of the products will require significant efforts and the devotion of substantial resources, as we will need to finalize regulatory submissions, manage the manufacturing of sufficient quantities of product to support long-term commercial sales and integrate, optimize or maintain, as applicable, the global sales, marketing, medical, for each of WAYLIVRA and TEGSEDI, and patient support infrastructure, which may place pressure on the management team’s time and attention. These efforts may also divert the attention of the management team from our other business operations, such as the development or commercialization of our other pipeline products, including AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx. As a result, our business, results of operations, financial condition and prospects for future growth could be adversely impacted and the market price of our common stock may decline.

Risks Related to Commercialization of Our Drugs

*If we cannot effectively manage our marketing and sales capabilities or enter into agreements with third parties to market and sell our drug products, we may not generate product revenue.

We plan to commercialize TEGSEDI and, if approved, WAYLIVRA. To successfully commercialize TEGSEDI and WAYLIVRA, we must successfully manage our marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. To commercialize TEGSEDI and WAYLIVRA in the initial indications we plan to pursue, we will need to optimize and maintain specialty sales forces in each global region we expect to market TEGSEDI and WAYLIVRA, supported by case managers, reimbursement specialists, partnerships with specialty pharmacies, injection training, routine blood and renal monitoring and a medical affairs team. We may seek to further penetrate markets by expanding our sales forces or through strategic partnerships with other pharmaceutical or biotechnology companies or third-party sales organizations.

Even though certain members of our management team and other employees have significant experience commercializing drug products, as a company we have limited experience marketing, selling or distributing drug products, and there are significant risks involved in building and managing a commercial infrastructure. It will be expensive and time consuming for us to maintain our own sales forces and related compliance protocols to market TEGSEDI and WAYLIVRA. We may never successfully optimize or manage this capability and any failure could delay or preclude the TEGSEDI and WAYLIVRA launch. We and our partners, if any, will have to compete with other companies to recruit, hire, train, manage and retain marketing and sales personnel. As a result of our receipt of a CRL from the FDA regarding the new drug application for WAYLIVRA, on September 6, 2018, we enacted a plan to reorganize our workforce to better align with the immediate needs of our business. In connection with this reorganization plan, we reduced our workforce by approximately 12%. If WAYLIVRA is subsequently approved in the United States, we will again need to increase our operations and expand our use of third-party contractors.

We have incurred expenses preparing to launch, and launching, TEGSEDI in the EU, Canada and the U.S., and to integrate and manage the marketing and sales infrastructure. If regulatory requirements or other factors cause the commercial launch of TEGSEDI to be less successful than expected in important markets, we would incur additional expenses for having invested in these capabilities prior to realizing any significant revenue from sales of TEGSEDI. Our sales force and marketing teams may not successfully commercialize TEGSEDI.

We will incur expenses prior to the launch of WAYLIVRA to integrate and manage the marketing and sales infrastructure. If regulatory requirements or other factors cause a delay in the commercial launch of WAYLIVRA, we would incur additional expenses for having invested in these capabilities earlier than required and prior to realizing any revenue from sales of WAYLIVRA. Our sales force and marketing teams may not successfully commercialize WAYLIVRA. As a result of our receipt of a CRL from the FDA regarding the new drug application for WAYLIVRA, on September 6, 2018, we enacted a plan to reorganize our workforce to better align with the immediate needs of our business. In connection with this reorganization plan, we reduced our workforce by approximately 12% and incurred expenses of $2.3 million associated with the reorganization plan.

To the extent we decide to rely on third parties to commercialize TEGSEDI or WAYLIVRA in a particular geographic market, we may receive less revenue than if we commercialized TEGSEDI or WAYLIVRA by ourselves. For example, in August 2018, we granted PTC Therapeutics International Limited, or PTC Therapeutics, the exclusive right to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries, and will rely on PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in those geographic markets. Further we would have less control over the sales efforts of any other third parties, including PTC Therapeutics, involved in commercializing TEGSEDI or WAYLIVRA.

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

In addition, the use of specialty pharmacies involves certain risks, including, but not limited to, risks that these organizations will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using our drugs or complaints regarding our drugs;
•	not effectively sell or support TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx or our other drugs;
•	reduce or discontinue their efforts to sell or support TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx or our other drugs;
•	not devote the resources necessary to sell TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx or our other drugs in the volumes and within the time frames that we expect;
•	not satisfy financial obligations to us or others; or
•	cease operations.

Any such events may result in decreased sales and lower revenue, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

*If the market does not accept our drugs, including TEGSEDI, WAYLIVRA, AKCEA-TTR-LRx and our other drugs in development, we are not likely to generate substantial product revenue or become profitable.

Even though we have obtained marketing authorization approval from the FDA, the EC and Health Canada for TEGSEDI, and if we or our strategic partners obtain a marketing authorization for WAYLIVRA, AKCEA-TTR-LRx and our other drugs in development, our success will depend upon the medical community, patients and third-party payors accepting our drugs as medically useful, cost-effective, safe and convenient. Even if the FDA or foreign regulatory authorities authorize our drugs for commercialization, doctors may not prescribe our drugs to treat patients. We and our partners may not successfully commercialize additional drugs.

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

The degree of market acceptance for TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development depends upon a number of factors, including the:

•	receipt and scope of marketing authorizations;
•	establishment and demonstration in the medical and patient community of the efficacy and safety of our drugs and their potential advantages over competing products;
•	cost and effectiveness of our drugs compared to other available therapies;
•	patient convenience of the dosing regimen for our drugs; and
•	reimbursement by government and third-party payors.

Based on the profile of our drugs, physicians, patients, patient advocates, payors or the medical community in general may not accept and/or use any drugs that we may develop.

For example, the product label for TEGSEDI in the United States has a boxed warning for thrombocytopenia and glomerulonephritis, requires periodic blood and urine monitoring, and TEGSEDI has a Risk Evaluation and Mitigation Strategy, or REMS, program. Our main competition in the U.S. market for TEGSEDI is ONPATTRO (patisiran), marketed by Alnylam Pharmaceuticals, Inc. Although ONPATTRO requires intravenous administration and pre-treatment with steroids, it does not have a boxed warning or REMS. Additionally, in the clinical studies with WAYLIVRA, declines in platelet counts were observed in many patients and some patients discontinued the study because of platelet declines. Therefore, we expect the product label for WAYLIVRA will require periodic blood monitoring. In each case, these label requirements could negatively affect our ability to attract and retain patients for these drugs. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent. While we believe we can better maintain patients on TEGSEDI and WAYLIVRA through our patient-centric commercial approach where we plan to have greater involvement with physicians and patients, if we cannot effectively maintain patients on TEGSEDI and WAYLIVRA, we may not be able to generate substantial revenue from TEGSEDI and WAYLIVRA sales.

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

In addition, since the patient populations for FCS and FPL are small, the per-patient drug pricing must be priced appropriately in order to recover our development and manufacturing costs, fund adequate patient support programs and achieve profitability. For these initial indications, we may not maintain or obtain sufficient sales volume at a price that justifies our product development efforts and our sales and marketing and manufacturing expenses.

*The patient population suffering from hATTR amyloidosis is small and has not been established with precision. If the actual number of patients is smaller than we estimate, or if we cannot raise awareness of the disease and diagnosis is not improved, our revenue and ability to achieve profitability from either TEGSEDI or AKCEA-TTR-LRx may be adversely affected.

Our estimate of the sizes of the patient populations are based on published studies as well as internal analyses. If the results of these studies or our analyses of them do not accurately reflect the number of patients with hATTR amyloidosis, our assessment of the market potential for either TEGSEDI or AKCEA-TTR-LRx may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability. In addition, as is the case with most orphan diseases, if we cannot successfully raise awareness of these diseases and improve diagnosis, it will be more difficult or impossible to achieve profitability. For these initial indications, we may not maintain or obtain sufficient sales volume at a price that justifies our product development efforts and our sales and marketing and manufacturing expenses.

*If we or our partners fail to compete effectively, WAYLIVRA, TEGSEDI and our other drugs in development will not contribute significant revenue.

Our competitors engage in drug discovery throughout the world, are numerous and include, among others, major pharmaceutical companies and specialized biopharmaceutical firms. Our competitors may succeed in developing drugs that are:

•	safer than our drugs;
•	more effective than our drugs;
•	priced lower than our drugs;
•	reimbursed more favorably by government and other third-party payors than our drugs; or
•	more convenient to use than our drugs.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of drugs in our development pipeline. For example, if approved, WAYLIVRA could face competition from drugs like metreleptin. Metreleptin, produced by Novelion Therapeutics, Inc., is currently approved for use in generalized lipodystrophy patients. In September 2016, Arrowhead Pharmaceuticals, Inc. and Amgen Inc. announced a license and collaboration for development of Arrowhead's preclinical program which uses an RNAi conjugated with a GalNAc for the same target as AKCEA-APO(a)-LRx. AKCEA-APOCIII-LRx may compete with gemcabene, an oral small molecule that reduces apoC-III, that Gemphire Therapeutics, Inc. is developing to treat patients with triglycerides above 500 mg/dL. As an additional example, TEGSEDI could face competition from drugs like patisiran and ALN-TTRsc02 in development by Alnylam, tafamidis commercialized in Europe and in development by Pfizer and tolcapone in development by SOM Biotech, the generic drug diflunisal, and AG10 in development by Eidos. For example, patisiran is approved in the United States and Europe for a similar and broader indication as TEGSEDI. AG10, which recently began its Phase 2 dose-finding study in May, is an orally administered TTR tetramer stabilizer for ATTR amyloidosis. If WAYLIVRA, TEGSEDI or the other drugs in our pipeline cannot compete effectively with these and other products with common or similar indications to the drugs in our pipeline, we may not be able to generate substantial revenue from our product sales.

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

We may be subject to various federal and state laws pertaining to healthcare "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws, among other things, make it illegal for a prescription drug manufacturer to pay, or offer to pay, a healthcare provider to refer, purchase or prescribe a particular drug. Due to the breadth of the statutory and regulatory provisions, it is possible that government authorities and others might challenge our practices under anti-kickback or other fraud and abuse laws. Moreover, recent healthcare reform legislation has strengthened these laws. In addition, false claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment, to government third-party payors, including Medicare and Medicaid claims for reimbursed drugs that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. If we violated fraud and abuse laws, we could face a combination of:

•	criminal and civil sanctions, including fines and civil monetary penalties;
•	the possibility of exclusion from federal healthcare programs, including Medicare and Medicaid; and
•	corporate integrity agreements, which could impose rigorous operational and monitoring requirements on us.

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

We have granted Novartis an exclusive option to exclusively license each of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx pursuant to our strategic collaboration, option and license agreement with Novartis. We plan to substantially depend on Novartis to further develop and commercialize these drugs. We initiated this collaboration primarily to have Novartis:

•	conduct the cardiovascular outcome studies that are likely to be required for approval of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx;
•	seek and obtain regulatory approvals for AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx; and
•	globally commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx.

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

*We plan to substantially depend on our collaboration with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries.

In August 2018, we granted PTC Therapeutics International Limited the exclusive right to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. We plan to substantially depend on PTC to commercialize these drugs in those geographic markets.

In general, we cannot control the amount and timing of resources that PTC devotes to our strategic collaboration. If PTC fails to use commercially reasonable efforts to obtain regulatory approvals for, or commercialize these drugs, or if PTC’s efforts are not effective, our business may be negatively affected. PTC could pursue other technologies or develop other drugs either on its own or in collaboration with others to treat the same diseases as we and PTC plan to treat with TEGSEDI and WAYLIVRA. PTC could pursue these technologies and develop these other drugs at the same time as it is developing or commercializing TEGSEDI and WAYLIVRA, and PTC is not required to inform us of such activities.

Our strategic collaboration with PTC may not continue for various reasons. If PTC stops commercializing a drug, we will have to seek additional sources for funding and may have to delay or reduce our commercialization plans for TEGSEDI and WAYLIVRA in Latin America or certain Caribbean countries.

Our strategic collaboration with PTC may not result in the successful commercialization of TEGSEDI or WAYLIVRA in Latin America or certain Caribbean countries. If PTC does not successfully commercialize TEGSEDI or WAYLIVRA, we may receive limited or no revenues for these drugs in Latin America or certain Caribbean countries.

*AKCEA-APOCIII-LRx and AKCEA-ANGPTL3-LRx may compete with WAYLIVRA, which could reduce our expected revenues for WAYLIVRA.

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

Although we intend to develop and commercialize WAYLIVRA for patients with FCS and FPL ourselves, we may form partnerships, create joint ventures or collaborations or enter into licensing arrangements with third parties for the development and commercialization of our drugs in development. For example, we have granted PTC an exclusive license to commercialize WAYLIVRA in Latin America and certain Caribbean countries. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Any delays in entering into new strategic partnership agreements related to our drugs could delay the development and commercialization of our drugs and reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish other strategic partnerships or other collaborative arrangements for any additional drugs because the potential partner may consider that our development pipeline is not advanced enough to justify a collaborative effort, or that WAYLIVRA and our other drugs in development do not have the requisite potential to demonstrate safety and efficacy in the target populations in other geographic markets. In addition, we will need to mutually agree with Ionis on the terms of any additional sublicenses to a third party for WAYLIVRA and our other drugs in development. If we cannot mutually agree on terms for a sublicense to a third party or if Ionis does not agree to a sublicense at all, it could delay our ability to develop and commercialize WAYLIVRA and our other drugs in development. Even if we are successful in establishing such a strategic partnership or collaboration, we cannot be certain that, following such a strategic transaction or collaboration, we will be able to progress the development and commercialization of the applicable drugs as envisioned, or that we will achieve the revenue that would justify such transaction. If we do not accurately evaluate the commercial potential or target market for a particular drug, we may relinquish valuable rights to that drug through future collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Risks Related to Our Relationship with Ionis

*Ionis controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

After the issuance of 1,597,571 additional shares of our common stock to Ionis on August 3, 2018 in connection with the achievement of the TEGSEDI regulatory milestone in the EU, and the issuance of 1,671,849 additional shares of our common stock to Ionis on October 17, 2018 in connection with the achievement of the TEGSEDI regulatory milestone in the U.S., Ionis owns 67,383,965 shares of our common stock, or approximately 76 percent, of the economic interest and voting power of our outstanding common stock, which ownership will be expected to increase further if we achieve certain milestone events and pay the associated milestone payment in shares of common stock pursuant to the payment election. As long as Ionis beneficially controls a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Ionis were to control less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If Ionis continues to hold its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

The licensing transaction with Ionis and the common stock issuance in connection with the achievement of the TEGSEDI regulatory milestone has increased Ionis’ ownership percentage, and this increase, along with Ionis’ increased reliance on Akcea as a commercialization partner, given that Akcea could now be commercializing at least two Ionis-developed products (WAYLIVRA and TEGSEDI), may increase the length of time during which Ionis will control us. As a general matter, the TEGSEDI license agreement and the related Investor Rights Agreement increased Ionis’ control over our affairs. In addition, our TEGSEDI licensing agreement requires Ionis’ consent to the budget related to the commercialization of TEGSEDI and AKCEA-TTR-LRx.

Ionis' interests may not be the same as, or may conflict with, the interests of our other stockholders. You will not be able to affect the outcome of any stockholder vote while Ionis controls the majority of the voting power of our outstanding common stock. As a result, Ionis can control, directly or indirectly and subject to applicable law, all matters affecting us, including:

•	any determination with respect to our business strategy and policies, including the appointment and removal of officers and directors;
•	any determinations with respect to mergers, business combinations or disposition of assets;
•	our financing and dividend policy;
•	compensation and benefit programs and other human resources policy decisions;
•	termination of, changes to or determinations under our existing license agreements and services agreement with Ionis;
•	changes to any other agreements that may adversely affect us; and
•	determinations with respect to our tax returns.

Because Ionis' interests may differ from ours or yours, actions that Ionis takes with respect to us, as our controlling stockholder, may not be favorable to us or you.

*As a “controlled company” under the marketplace rules of the Nasdaq Stock Market, we may rely on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are subject to such requirements.

Ionis beneficially owns more than 50% of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the marketplace rules of the Nasdaq Stock Market, or Nasdaq, and eligible to rely on exemptions from Nasdaq corporate governance requirements generally obligating listed companies to maintain:

•	A board of directors having a majority of independent directors;
•	A compensation committee composed entirely of independent directors that approves the compensation payable to the company’s chief executive officer and other executive officers; and
•

A nominating committee composed entirely of independent directors that nominates candidates for election to the board of directors, or that recommends such candidates for nomination by the board of directors (or obligating the listed company to cause a majority of the board’s independent directors to exercise this oversight of director nominations).

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

*Certain of our directors and officers may have actual or potential conflicts of interest because of their positions with Ionis.

Damien McDevitt, Chief Business Officer for Ionis, and B. Lynne Parshall, Senior Strategic Advisor and board member for Ionis, serve on our board of directors and retain their positions or engagements with Ionis. In addition, these individuals own Ionis equity and Ionis equity awards. Ionis common stock, options to purchase Ionis common stock and other Ionis equity awards represent a significant portion of these individuals' net worth. Their position at Ionis and the ownership of any Ionis equity or equity awards creates, or may create the appearance of, conflicts of interest when we ask these individuals to make decisions that could have different implications for Ionis than the decisions have for us. In addition, our certificate of incorporation provides for the allocation of certain corporate opportunities between us and Ionis. Under these provisions, neither Ionis or its other affiliates, nor any of their officers, directors, agents or stockholders, will have any obligation to present to us certain corporate opportunities. For example, a director of our company who also serves as a director, officer or employee of Ionis or any of its other affiliates may present to Ionis certain acquisitions, in-licenses, potential development programs or other opportunities that may be complementary to our business and, as a result, such opportunities may not be available to us. To the extent attractive corporate opportunities are allocated to Ionis or its other affiliates instead of to us, we may not be able to benefit from these opportunities.

*The resources Ionis provides us under the license agreements and the services agreement may not be sufficient for us to operate as a standalone company, and we may experience difficulty in separating our resources from Ionis.

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

•

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

•

we will need to mutually agree with Ionis on the terms of any additional sublicense to a third party for WAYLIVRA and AKCEA-ANGPTL-LRx, and will need to obtain Ionis’ consent prior to granting any sublicense to a third party for TEGSEDI or AKCEA-TTR-LRx. If we cannot mutually agree on terms for a sublicense to a third party or if Ionis does not consent to a sublicense at all, it could delay or prevent our ability to develop and commercialize our drugs;

•	we will need to obtain Ionis’ approval to in-license a product, acquire a product or acquire another company, until the time Ionis ceases to hold at least 50% of our outstanding capital stock; and
•

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

We obtained our rights to WAYLIVRA, TEGSEDI, AKCEA-TTR-LRx and our other drugs in development under our license agreements with Ionis. If we breach our obligations under these license agreements and, as a result, Ionis subsequently exercises its right to terminate it, we generally would not be able to continue to develop or commercialize TEGSEDI, WAYLIVRA, AKCEA-TTR-LRx and our other drugs in development that incorporate Ionis' intellectual property, and Ionis would receive a royalty-free, nonexclusive license to our improvements to those programs, meaning we would lose the benefits of our investment in these programs. If we breach our obligations under the license agreement with respect to AKCEA-APO(a)-LRx or AKCEA-APOCIII-LRx and, as a result, Ionis exercises its right to terminate it, then our strategic collaboration with Novartis would convert into a direct strategic collaboration between Novartis and Ionis, and Ionis would receive all of the revenue and other benefits associated with that strategic collaboration. Similarly, if we breach our obligations under the license agreement with respect to TEGSEDI or AKCEA-TTR-LRx and, as a result, Ionis exercises its right to terminate it, then our strategic collaboration with PTC in Latin America and certain Caribbean countries would convert into a direct strategic collaboration between PTC and Ionis, and Ionis would receive all of the revenue and other benefits associated with that strategic collaboration.

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

Composition of matter patents on the active pharmaceutical ingredient for a product are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. Our WAYLIVRA patent portfolio currently includes:

•	issued patent claims to the specific antisense sequence and chemical composition of WAYLIVRA in the United States, Australia, and Europe;
•

issued patent claims in the United States and Australia drawn to the use of antisense compounds complementary to an active region of human apoC-III messenger ribonucleic acid, including the site targeted by WAYLIVRA;

•	additional patent applications designed to protect the WAYLIVRA composition in Canada; and
•	additional methods of use in jurisdictions worldwide for WAYLIVRA.

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

*We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

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

Depending upon the timing, duration and specifics of the first FDA marketing authorization of TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, and our other drugs in development, a United States patent that we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments allow the owner of an approved product to extend patent protection for up to five years as compensation for patent term lost during product development and the FDA regulatory review process. During this period of extension, the scope of protection is limited to the approved product and approved uses.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may make compounds that are similar to our drugs but that are not covered by the claims of the patents that we own or have exclusively licensed;
•

we, or our license partners or current or future strategic partners, might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;

•	we, or our license partners or current or future strategic partners, might not have been the first to file patent applications covering our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	our pending licensed patent applications or those that we own in the future may not lead to issued patents;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Risks Related to Our Business and Industry

*We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

We are currently a small company. To commercialize TEGSEDI and our other drugs in development that we are responsible for commercializing, we will need to increase our operations and expand our use of third-party contractors. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company including hiring additional staff within our regulatory, clinical and medical affairs groups and an in-house commercial organization initially focused on marketing and selling TEGSEDI and, if approved, WAYLIVRA. We have added a significant number of new employees to our sales and marketing capability to commercialize TEGSEDI.

We may also anticipate needs for growth that do not materialize. For example, in anticipation of WAYLIVRA’s potential approval, we added a significant number of new employees to our sales and marketing capability to develop WAYLIVRA in the second half of 2017. However, as a result of our receipt of a complete response letter, or CRL, from the FDA regarding the new drug application for WAYLIVRA, on September 6, 2018, we enacted a plan to reorganize our workforce to better align with the immediate needs of our business. In connection with this reorganization plan, we reduced our workforce by approximately 12%. If WAYLIVRA is subsequently approved in the United States, we will again need to increase our operations and expand our use of third-party contractors. We cannot  assure you that we will not build out our compliance, financial or operating infrastructure again in anticipation of developments that do not occur or that occur later than we anticipate.

The current and future growth will impose significant added responsibilities on our management, including the need to maintain, integrate, optimize and manage additional employees. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our current management, personnel and systems may not be adequate to support this growth. Our future financial performance and our ability to commercialize our drugs and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage the manufacturing of our drugs for clinical and commercial use;
•	integrate current and additional management, administrative, financial and sales and marketing personnel;
•	optimize and manage a marketing and sales infrastructure;
•	maintain personnel necessary to effectively commercialize TEGSEDI and, if approved, WAYLIVRA and our other drugs in development;
•	manage our clinical studies and the regulatory process effectively;
•	develop our administrative, accounting and management information systems and controls; and
•	hire and train additional qualified personnel.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products, including potential product liability claims related to TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development. We have clinical study insurance coverage and commercial product liability insurance coverage. In addition, Novartis has agreed to indemnify us against specific claims arising from Novartis' development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx, and PTC has agreed to indemnify us against specific claims arising from PTC’s commercialization of TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. However, this insurance coverage and indemnities may not be adequate to cover claims against us. Insurance may not be available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, products liability claims may result in decreased demand for our drug products, injury to our reputation, withdrawal of clinical study volunteers and loss of revenue. Thus, whether or not we are insured or indemnified, a product liability claim or product recall may result in losses that could be material.

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

Our development and manufacturing activities involve the use of potentially harmful biological materials as well as materials, chemicals and various radioactive compounds that could be hazardous to human health and safety or the environment. We cannot completely eliminate the risk of contamination, which could cause:

•	interruption of our development, manufacturing and distribution efforts;
•	injury to our employees and others;
•	environmental damage resulting in costly clean up; and
•	liabilities under federal, state and local laws and regulations governing health and human safety, as well as the use, storage, handling and disposal of these materials and resultant waste products.

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

*A variety of risks associated with operating our business and marketing our drugs internationally could materially adversely affect our business.

In addition to our U.S. operations, we are commercializing TEGSEDI in Europe and Canada and, following approval, plan to establish operations to commercialize our products in other countries globally. We face risks associated with our current and planned international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. Because we have international operations we are subject to numerous risks associated with international business activities, including:

•	compliance with differing or unexpected regulatory requirements for our drugs and foreign employees;
•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•	difficulties in staffing and managing foreign operations;
•	in certain circumstances, increased dependence on the commercialization efforts and regulatory compliance of third-party distributors or strategic partners;
•	foreign government taxes, regulations and permit requirements;
•	U.S. and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;
•	anti-corruption laws, including the Foreign Corrupt Practices Act, or the FCPA, and its equivalent in foreign jurisdictions;
•	economic weakness, including inflation, natural disasters, war, events of terrorism or political instability in particular foreign countries;

•	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenue, and other obligations related to doing business in another country;
•	compliance with tax, employment, privacy, immigration and labor laws, regulations and restrictions for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is more common than in the United States; and
•	changes in diplomatic and trade relationships.

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

*If a natural or man-made disaster strikes our development or manufacturing facilities or otherwise affects our business, it could delay our progress developing and commercializing our drugs.

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

*An active public trading market for our common stock may not be sustained.

Prior to the completion of our IPO in July 2017, no public market for our common stock existed. An active public trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares. Additionally, as of October 31, 2018, Ionis owns approximately 76 percent of our outstanding common stock. Ionis intends to hold its shares of our common stock for the foreseeable future, which could reduce the public market for our stock.

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

Factors affecting the trading price of our common stock may include:

•	our failure to effectively develop and commercialize TEGSEDI, WAYLIVRA and our other drugs in development;
•	Novartis' failure to exercise its option and/or effectively develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx to the extent it exercises its option to license those drugs from us;
•	PTC’s failure to effectively commercialize TEGSEDI or WAYLIVRA in Latin America and certain Caribbean countries;
•	changes in the market's expectations about our operating results;
•	adverse results or delays in preclinical or clinical studies;
•	our decision to initiate a clinical study, not to initiate a clinical study or to terminate an existing clinical study;
•

adverse regulatory decisions, including failure to receive additional regulatory approvals for TEGSEDI, or regulatory approval for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;

•	success or failure of competitive products or antisense drugs more generally;
•	adverse developments concerning our manufacturers or our strategic partnerships;
•	inability to obtain adequate product supply for any drug for clinical studies or commercial sale or inability to do so at acceptable prices;
•	the termination of a strategic partnership or the inability to establish additional strategic partnerships;
•	unanticipated serious safety concerns related to the use of TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;
•

adverse safety or other clinical results, such as those that have occurred in the past or that may occur in the future, related to drugs being developed by Ionis or other companies that are or may be perceived to be similar to our drugs;

•	our ability to effectively manage our growth;
•	the size and growth, if any, of the targeted market;
•	our operating results do not meet the expectation of securities analysts or investors in a particular period;
•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	securities analysts do not publish reports about us or our business or publish negative reports;
•	changes in financial estimates and recommendations by securities analysts concerning our company, our market opportunity, or the biotechnology and pharmaceutical industries in general;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	overall performance of the equity markets;

•	announcements by us or our competitors of acquisitions, new drugs or programs, significant contracts, commercial relationships or capital commitments;
•	our and our strategic partners' ability to successfully market TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;
•	changes in laws and regulations affecting our business, including but not limited to clinical study requirements for approvals;
•

disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain and maintain patent protection for TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;

•	commencement of, or involvement in, litigation involving our company, our general industry, or both;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of our common stock available for public sale;
•	additions or departures of key scientific or management personnel;
•	any major change in our board or management;
•	changes in accounting practices;
•	ineffectiveness of our internal control over financial reporting;
•	significant changes in our relationship with Ionis;
•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, elections, drug pricing policies, international currency fluctuations and acts of war or terrorism.

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

* Sales of a substantial number of shares of our common stock by our existing stockholders in the public market may cause our stock price to decline.

Sales of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. Novartis has agreed that it will not sell any of its shares until the earlier of January 5, 2020 or six months after we stop developing a drug under our agreement with Novartis. Thereafter, Novartis may only sell a limited number of shares each day. In addition, Ionis owns 67,383,965 shares, or approximately 76 percent, of our common stock. While the shares of common stock held by Ionis are eligible for sale in the public market, any sales by Ionis will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, 9,000,000 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. To the extent the holders of these shares sell them into the market or our stockholders believe these sales might occur, the market price of our common stock could decline.

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

•

authorize "blank check" preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	specify that only board of directors or holders of greater than 10% of our common stock can call special meetings of our stockholders;
•	prohibit stockholder action by written consent once Ionis no longer holds a majority of our voting power;
•

establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	provide that a majority of directors then in office, even though less than a quorum, may fill vacancies on our board of directors;
•	specify that no stockholder is permitted to cumulate votes at any election of directors;
•	expressly authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and
•	require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated bylaws.

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

Our bylaws provide that, subject to limited exceptions, the Court of Chancery of the State of Delaware and federal court within the State of Delaware will be exclusive forums for any:

•	derivative action or proceeding brought on our behalf;
•	action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
•

action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or

•	other action asserting a claim against us that is governed by the internal affairs doctrine.

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

(a) Recent Sales of Unregistered Equity Securities

On July 11, 2018, we received marketing authorization approval for TEGSEDI from the European Commission for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in the EU. As a result of the marketing approval in the EU, on August 3, 2018 we issued 1,597,571 shares of our common stock to Ionis in a private placement as payment of the $40.0 million regulatory milestone for TEGSEDI, increasing Ionis’ ownership percentage to slightly above 75 percent. The securities were offered and sold in a private placement exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

On October 5, 2018, we received regulatory approval for TEGSEDI from the FDA for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis in adults in the United States. As a result of the regulatory approval in the United States, on October 17, 2018 we issued 1,671,849 shares of our common stock to Ionis in a private placement as payment of the $50.0 million regulatory milestone for TEGSEDI, increasing Ionis’ ownership percentage to 76 percent. The securities were offered and sold in a private placement exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

Except as previously disclosed in Exchange Act reports, we did not issue or sell any other unregistered equity securities during the period covered by this Report.

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

As of September 30, 2018, all of the expenses incurred in connection with our initial public offering had been paid.

(c) Issuer Purchase of Equity Securities

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

a. Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of Akcea Therapeutics, Inc., as amended to date

3.2(2)	Amended and Restated Bylaws of Akcea Therapeutics, Inc.

4.1(3)	Amended and Restated Investor Rights Agreement, dated March 14, 2018, by and between Akcea Therapeutics, Inc. and Ionis Pharmaceuticals, Inc.

10.1**	Collaboration and License Agreement dated August 1, 2018 by and between Akcea Therapeutics, Inc. and PTC Therapeutics International Limited

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Akcea Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements (detail tagged).

*

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portion have been filed separately with the Securities and Exchange Commission.

(1)

Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38137), filed with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.

(2)

Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38137), filed with the Securities and Exchange Commission on July 19, 2017, and incorporated herein by reference.

(3)

Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38137), filed with the Securities and Exchange Commission on March 15, 2018, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AKCEA THERAPEUTICS, INC.

Signatures	Title	Date

/s/ PAULA SOTEROPOULOS	Chief Executive Officer
Paula Soteropoulos	(on behalf of the Registrant and in her capacity as principal executive officer)	November 6, 2018

/s/ MICHAEL MACLEAN	Chief Financial Officer
Michael MacLean	(on behalf of the Registrant and in his capacity as principal financial and accounting officer)	November 6, 2018