Form 10-K
period 2018-12-31
AKCEA THERAPEUTICS, INC.
filed 2019-03-01
CIK 1662524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-38137

Akcea Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	47-2608175
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

22 Boston Wharf Road, 9th Floor, Boston, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

617-207-0202

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value	The Nasdaq Stock Market, LLC

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

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

The aggregate market value of the common stock held by non‑affiliates of the registrant was approximately $209.3 million as of June 30, 2018 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of February 20, 2019 was 89,433,187.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Information Statement with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of stockholders are incorporated by reference into Part III of this Report. Such information statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2018.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K and the information incorporated herein by reference includes forward-looking statements regarding our business. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly risks related to our financial condition and need for additional capital, the clinical development and regulatory review and approval of our drugs, the commercialization of our drugs, our dependence on third parties to develop and commercialize our drugs, our relationship with Ionis Pharmaceuticals, Inc., our controlling stockholder, and risks  related to our business and industry generally, such as risks inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report on Form 10-K, including those identified in Item 1A entitled “Risk Factors”. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These statements, like all statements in this report, speak only as of the date of this annual report on Form 10-K (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

In this report, unless the context requires otherwise, “Akcea,” “Company,” “we,” “our,” and “us” refers to Akcea Therapeutics, Inc. and its subsidiaries.

TRADEMARKS

"Akcea," the Akcea logo, TEGSEDI, and other trademarks or service marks of Akcea Therapeutics, Inc. appearing in this report are the property of Akcea Therapeutics, Inc. This report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or TM symbols.

AKCEA THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

PART I

Item 1. Business

Overview

We are a commercial stage biopharmaceutical company developing and marketing drugs globally to treat patients with rare and serious diseases. We are bringing novel and transformative medicines to patients by driving clinical program execution, understanding patient and physician needs, preparing the market, creating market access, and commercializing our products on a global basis. As an affiliate of Ionis Pharmaceuticals, Inc., or Ionis, we have a robust portfolio of development-, registration- and commercial-stage drugs covering multiple targets and diseases using antisense therapeutics. Our immediate focus is on the commercial launch of our first commercially approved therapy, TEGSEDI in the United States, or U.S., the European Union, or E.U., and Canada. TEGSEDI treats the polyneuropathy caused by hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults. We estimate that there are approximately 50,000 patients globally with hATTR amyloidosis, the majority of whom have symptoms of polyneuropathy. We are also focused on commercial preparations for WAYLIVRA in the E.U. and on regulatory discussions for WAYLIVRA in the U.S. and Canada. The Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, has adopted a positive opinion recommending conditional marketing authorization of WAYLIVRA as an adjunct to diet in adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The positive opinion will now be referred to the EC, which grants marketing authorization for medicines in the European Union, as well as to European Economic Area members Iceland, Liechtenstein and Norway. With this positive opinion, and, pending adoption of the positive opinion by the EC, we plan to leverage our existing commercial infrastructure in Europe to market WAYLIVRA. FCS is an ultra-rare, devastating hereditary disease that causes unpredictable and potentially fatal acute pancreatitis, chronic complications due to permanent organ damage, and a severe impact on daily living. The hallmark of FCS is extremely elevated triglycerides. There are approximately 3,000 to 5,000 patients with FCS worldwide. We are advancing a mature pipeline of novel drugs with the potential to treat multiple diseases. TEGSEDI, WAYLIVRA and our pipeline drugs, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and AKCEA-TTR-LRx, are all based on Ionis’ antisense technology platform. Our pipeline drugs use Ionis' advanced Ligand Conjugated Antisense, or LICA, technology, which enhances the effective uptake and activity of these drugs in particular tissues.

TEGSEDI is the world’s first subcutaneous, RNA-targeted therapeutic that substantially reduces the production of transthyretin, or TTR protein. Importantly, TEGSEDI is Akcea’s first commercially approved drug, and our launch is underway in three regions: the U.S., the E.U. and Canada. We continue to work toward our goal to make TEGSEDI available to people globally.

We are continuing to build our commercial infrastructure to support TEGSEDI, and plan to use this infrastructure to support WAYLIVRA and the other drugs in our pipeline, if approved in the future as we anticipate further commercialization in serious and rare diseases. A key element of our commercial strategy is to provide the specialized, patient-centric support required to successfully address rare disease patient populations. We believe our focus on treating patients with inadequately addressed rare and serious diseases will allow us to partner efficiently and effectively with the specialized medical community that supports these underserved patient communities. For example, at approval we launched Akcea ConnectTM, a drug treatment program made up of dedicated, regionally-based nurse case managers who have a wide range of medical knowledge and experience, in the United States. This program offers free, private and personalized support to patients and their caregivers and families across the country. Internationally, Akcea Connect is being rolled out in each of the countries where we launch with what we believe is the highest level of patient and physician support allowed in accordance with local regulations. In addition, in August 2018 we entered into an agreement with Express Scripts’ Accredo to be our specialty pharmacy partner for the distribution of TEGSEDI in the U.S. We chose Express Scripts’ Accredo Health Group, Inc., or Accredo because of their experience supporting the unique needs of rare disease communities and their proven track record for simplifying access to therapy. Accredo has a team of specialty clinicians, pharmacists and over 600 field-based nurses located throughout the U.S. who are augmenting the Akcea Connect team of nurse case managers to provide support and address the needs of the hATTR amyloidosis community. Our supply chain is fully operational in the U.S., E.U. and Canada.  To further support the hATTR amyloidosis community, Akcea and Ambry Genetics Corporation, or Ambry, a Konica Minolta company, launched hATTR Compass™ in the U.S. and Canada, a no-cost, confidential genetic testing and genetic counseling program for people with suspected hATTR amyloidosis. This program is intended to empower people with accurate genetic information, so they can make informed decisions about their healthcare.

As we build Akcea, we continue to execute a strategy for expansion of our business globally. Depending on the geographic region, the number of patients impacted by the diseases we are treating and the regulatory environment of the local countries, in some regions we may choose to build out the commercial infrastructure ourselves, and in other instances, we may choose to partner with another company for commercial sales and distribution. For instance, in August 2018, we entered into a licensing agreement with PTC Therapeutics International Limited, or PTC Therapeutics, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. Our decision to partner with PTC to accelerate commercial access for patients in Latin America reflects our commitment to bringing TEGSEDI and WAYLIVRA to patients as rapidly as possible. PTC has an established rare disease team in Latin America that has experience in patient identification, in physician and patient education and support programs and in efficiently obtaining market access. PTC’s patient-focused approach for rare diseases aligns with our approach, making them a great partner for this region.

To maximize the commercial potential of two of the drugs in our pipeline, we initiated a strategic collaboration with Novartis Pharma AG, or Novartis, for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. In February 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. Novartis is currently preparing to initiate a Phase 3 study of AKCEA-APO(a)-LRx in patients with established cardiovascular disease (CVD) and elevated levels of lipoprotein(a), or Lp(a). We believe Novartis brings significant resources and expertise to the collaboration that can accelerate our ability to deliver these potential therapies to the large populations of patients who have high cardiovascular risk due to inadequately treated lipid disorders. As part of our collaboration, we received $75.0 million in an upfront option payment, of which we retained $60.0 million and paid $15.0 million to Ionis as a sublicense fee. We also earned a $150.0 million license fee when Novartis exercised its option to license AKCEA-APO(a)-LRx of which we will pay $75.0 million to Ionis as a sublicense fee. We will pay Ionis the sublicense fee in Akcea common stock. Novartis is now responsible for all future development and commercialization activities for AKCEA-APO(a)-LRx. We are eligible to receive license fees, milestone payments and royalties on sales of AKCEA-APO(a)-LRx from Novartis if and when it meets the development, regulatory and sales milestones specified in our agreement. In connection with Novartis’ exercise of its option to exclusively license AKCEA-APO(a)-LRx, Akcea and Novartis established a more definitive framework under which they would negotiate the co-commercialization of AKCEA-APO(a)-LRx between the two companies in selected markets. Included in this framework is an option by which Novartis could solely commercialize AKCEA-APO(a)-LRx in exchange for Novartis paying Akcea increased commercial milestone payments based on sales of AKCEA-APO(a)-LRx. We will share any license fees, milestone payments and royalties equally with Ionis.

For AKCEA-APOCIII-LRx, under our agreement with Novartis, after we complete Phase 2 development and if Novartis exercises its option to license AKCEA-APOCIII-LRx, we would receive an additional $150.0 million license fee which we would also share equally with Ionis. If exercised, Novartis would conduct and pay for a Phase 3 cardiovascular outcome study in patients with hypertriglyceridemia and prior cardiovascular risk. If approved, Novartis would commercialize AKCEA-APOCIII-LRx worldwide. Novartis will have 60 days plus additional time that could be required for Hart-Scott-Rodino, or HSR, filing and review following the end-of-Phase 2 meeting to exercise its option for AKCEA-APOCIII-LRx. As part of the collaboration, we may co-commercialize AKCEA-APOCIII-LRx in selected markets, on mutually agreed terms and conditions. Similar to AKCEA-APO(a)-LRx, we are eligible to receive license fees, milestone payments and royalties on sales of AKCEA-APOCIII-LRx from Novartis if and when it meets the development, regulatory and sales milestones specified in our agreement. We will share any license fees, milestone payments and royalties equally with Ionis.

Our Strategy

We believe we are on our way to becoming a premier global biotechnology company offering treatments for previously inadequately treated serious and rare diseases. The critical components of our business strategy to achieve this goal include the following:

•

Successfully commercialize TEGSEDI in multiple geographies and WAYLIVRA in the E.U.:  We are currently marketing TEGSEDI in the U.S., E.U. and Canada. In addition, we are preparing to market WAYLIVRA in the E.U. pending the EC’s adoption of the positive CHMP opinion. We have built a commercial organization in multiple countries and will continue to assess opportunities to grow in other markets as well. We are providing high touch patient and healthcare provider support through Akcea Connect. This team of dedicated nurse case managers provide reimbursement assistance, injection training and support for routine platelet monitoring, which we believe enables strong integration with treating physicians and should facilitate patient uptake and compliance. We also have partnered with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America (LATAM) and certain countries in the Caribbean. We believe our collaboration with PTC is the best way to provide these drugs to patients quickly in these markets. We also believe PTC shares the same patient-focus that we do and will be able to provide the same patient services as appropriate in each of the LATAM countries. Now that TEGSEDI is approved, our aim is to make it available globally and we will continue to assess expanding our own global footprint as well as additional strategic partnerships as we continue to commercialize TEGSEDI.

•

Advance multiple novel clinical-stage drugs to commercialization and further grow our pipeline. We seek to maximize near-term and long-term commercial opportunities through development paths in both orphan and broader patient populations. Our pipeline of antisense drugs currently contains five clinical-stage novel therapies that we plan to develop and commercialize by ourselves or in conjunction with a partner for multiple indications. To sustain our goal of being the premier rare and serious disease company, we also plan to actively replenish our pipeline as our current drugs advance through development. For example, we will have the opportunity to potentially license antisense drugs that Ionis advances to treat rare cardiometabolic and rare inherited metabolic diseases under our right of first negotiation that Ionis granted us. In addition to antisense technology, we are open to other technologies and products where we could potentially leverage our commercial and development expertise in rare diseases.

•

Create value through strategic collaborations, to drive drugs to their fullest potential.  We believe that some of our drugs could address diseases with very large patient populations. In these patient populations, large, costly, late-stage clinical development programs, as well as large sales forces, are required to maximize a drug's commercial potential. As a result, in some cases, partnering with a large organization with global scale may be the optimal approach for maximizing the potential of drugs in these indications. As an example, we have a strategic collaboration with Novartis for AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Novartis recently exercised its option to license AKCEA-APO(a)-LRx and as a result they are responsible for all future clinical development and commercial activities and costs. Novartis is currently planning for a Phase 3 cardiovascular outcomes study for AKCEA-APO(a)-LRx and initiation activities are underway. If they exercise their right to license AKCEA-APOCIII-LRx they could also provide us with an opportunity to move rapidly to Phase 3 cardiovascular outcome studies, enhancing the commercial potential of that drug as well. We also may co-commercialize these two drugs in selected markets, under terms and conditions that we plan to negotiate with Novartis in the future. We believe Novartis brings significant resources and expertise to the collaboration that can accelerate our ability to deliver these potential therapies to the large populations of patients who have high cardiovascular risk due to inadequately treated lipid disorders.

MARKETED THERAPY

TEGSEDI

TEGSEDI is a drug that Ionis discovered and developed using Ionis’ proprietary antisense technology platform. TEGSEDI is designed to reduce the production of transthyretin, or TTR, protein. In patients with hereditary transthyretin, or hATTR, amyloidosis, a severe, rare and fatal genetic disease, both the hereditary and wild-type, or wt, TTR protein builds up as fibrils in tissues, such as the peripheral nerves, heart, gastrointestinal system, eyes, kidneys, central nervous system, thyroid and bone marrow. The presence of TTR fibrils interferes with the normal functions of these tissues. The progressive accumulation of TTR amyloid deposits in these tissues and organs leads to sensory, motor and autonomic dysfunction often having debilitating effects on multiple aspects of a patient’s life and eventually leads to death.

TEGSEDI is now approved in three markets: the U.S., E.U. and Canada. On October 5, 2018, we received approval from the U.S. Food and Drug Administration, or FDA, for TEGSEDI for the treatment of the polyneuropathy of hATTR amyloidosis in adults. On October 3, 2018, TEGSEDI was approved by Health Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. And on July 11, 2018, TEGSEDI received marketing authorization, or MA, approval from the European Commission, or EC, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis.  We estimate that there are approximately 50,000 patients globally with hATTR amyloidosis, the majority of whom have symptoms of polyneuropathy. TEGSEDI is available in the U.S., Germany and Canada and we continue to work today on making TEGSEDI available to patients across various European countries with the ultimate goal of making TEGSEDI available to patients globally.

Disease Background

hATTR amyloidosis is a rare, progressive, and fatal disease that often affects multiple organs, including the nerves, heart, gastrointestinal tract and kidneys. hATTR amyloidosis occurs when misfolded TTR protein deposits throughout the body as amyloid fibrils, disrupting tissue and organ structure and function. The burden of hATTR amyloidosis is high as patients often suffer from progressive neuropathy, cardiac, gastrointestinal and psychosocial symptoms affecting every aspect of their life. Without therapeutic intervention, patient quality of life progressively and rapidly deteriorates, leading to a reduction in ambulation and daily function, and ultimately resulting in premature death. As the disease progresses, many patients are no longer able to work and or are forced to take substantial time off. The impact of the disease is not limited to physical symptoms but also impacts mental health and outlook as patients often live in fear and isolation. An accurate and timely diagnosis and early treatment initiation is critical to optimize disease management.

PIPELINE

All products were discovered by Ionis and either developed by Ionis or co-developed by Ionis and Akcea.

WAYLIVRA

WAYLIVRA was discovered by Ionis and is being co-developed by Akcea and Ionis and is based on Ionis’ antisense technology platform. WAYLIVRA is designed to address the serious and unmet medical needs of the underserved FCS patient community. We are focused on commercial preparations for WAYLIVRA in the E.U. and on regulatory discussions for WAYLIVRA in the U.S. and Canada. The CHMP of the EMA has adopted a positive opinion recommending conditional marketing authorization of WAYLIVRA as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The positive opinion will now be referred to the EC, which grants marketing authorization for medicines in the European Union, as well as to European Economic Area members Iceland, Liechtenstein and Norway. With this positive opinion, and, pending adoption of the positive opinion by the EC, we plan to leverage our existing commercial infrastructure in Europe to market WAYLIVRA. In the U.S., on May 10, 2018, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee voted to support approval of WAYLIVRA for the treatment of people with FCS. On August 27, 2018, we and Ionis announced that we received a Complete Response Letter from the Division of Metabolism and Endocrinology Products of the FDA regarding the New Drug Application for WAYLIVRA. The FDA did not cite any new concerns beyond those described in the advisory committee briefing book, in which the main areas of focus were the dosing schedule and management of thrombocytopenia, a deficiency of platelets in the blood. In November 2018, we received a Notice of Noncompliance withdrawal letter, or NON-W, from Health Canada for WAYLIVRA. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA.

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

WAYLIVRA is also in Phase 3 clinical development for the treatment of familial partial lipodystrophy, or FPL. People with FPL lack subcutaneous adipose tissue and have abnormal subcutaneous fat distribution causing increased incidence of potentially life-threatening pancreatitis, diabetes, extreme insulin resistance and increased liver fat. BROADEN is a randomized, double-blind, placebo-controlled study of 300 mg of WAYLIVRA administered by a subcutaneous injection in patients with FPL. We plan to report results from the BROADEN study this year.

LICA Pipeline

The other drugs in our pipeline - AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and AKCEA-TTR-LRx utilize Ionis' advanced Ligand Conjugated Antisense, or LICA, technology. LICA technology conjugates specific chemical structures or molecules to antisense drugs to increase the efficiency of drug uptake in a particular tissue. We believe the enhancements from LICA technology have the potential to allow for less frequent administration and significantly lower doses, providing greater patient convenience. Data from a number of Phase 1 studies and our Phase 2 study of AKCEA-APO(a)-LRx have shown that doses up to 30-fold lower than non-LICA drugs result in consistent target reductions and a favorable safety and tolerability profile. Our current pipeline includes drugs with the potential to treat patients with ATTR and a wide range of lipid disorders associated with cardiometabolic disease that other technologies, such as small molecules and antibodies, have not been able to adequately address.

Our clinical pipeline contains novel drugs with the potential to treat inadequately addressed serious and rare disorders.

AKCEA-APO(a)-LRx. We are developing AKCEA-APO(a)-LRx for patients who are at significant risk of cardiovascular disease, or CVD, because of their elevated levels of Lp(a). AKCEA-APO(a)-LRx inhibits the production of the apolipoprotein(a), or apo(a), protein, thereby reducing Lp(a). Apo(a) is a form of low-density lipoprotein, or LDL, that is very atherogenic (promoting the formation of plaques in the arteries) and very thrombogenic (promoting the formation of blood clots). In September 2018, we reported positive results from the Phase 2 dose-ranging study of AKCEA-APO(a)-LRx in patients with elevated levels of Lp(a) greater than 60 mg/dL, and established CVD.

In February 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. Planning and initiation activities are underway for Novartis to run a Phase 3 cardiovascular outcomes study of AKCEA-APO(a)-LRx in patients with established CVD and elevated levels of lipoprotein(a), or Lp(a). We believe Novartis brings significant resources and expertise to the collaboration that can accelerate our ability to deliver this potential therapy to patients at risk of CVD due to elevated levels of Lp(a). If AKCEA-APO(a)-LRx is approved, Novartis will be responsible for worldwide commercialization. As part of the collaboration, we may co-commercialize AKCEA-APO(a)-LRx in selected markets, on mutually agreed terms and conditions.

Novartis’ decision follows positive results from a Phase 2 study in this patient population. The Phase 2 study was designed to evaluate the safety and tolerability of AKCEA-APO(a)-LRx and to determine the appropriate dosing for a planned Phase 3 cardiovascular outcomes study.  The randomized, double-blind, placebo-controlled, dose-ranging Phase 2 study included 286 patients with established CVD and high Lp(a) levels (baseline mean of approximately 100mg/dL [250 nmol/L] - more than three times the upper limit of normal). The trial had five cohorts: 20 mg (every 4 weeks), 40 mg (every 4 weeks), 60 (every 4 weeks), 20 mg (every 2 weeks), and 20 mg (every week). The primary efficacy endpoint was the percent change in Lp(a) from baseline at the primary analysis time point (6 months) compared to placebo. The secondary efficacy endpoints were mean percent change in LDL-C, apoB, OxPL-apoB, OxPL-apo(a), and the number of patients reaching pre-specific thresholds of Lp(a) reduction of <125 nmol/L (<50 mg/dL) or <75 nmol/L (<30 mg/dL). Patients were treated with AKCEA-APO(a)-LRx or placebo for at least six months, with some patients treated up to one year. The study met all primary and secondary efficacy endpoints analyzed at 6 months. Results from the study show statistically significant and dose dependent reductions from baseline in Lp(a) levels:

Lp(a)	Pooled placebo (n=47)	20 mg every 4 weeks (n=48)	40 mg every 4 weeks (n=48)	20 mg every 2 weeks (n=48)	60 mg every 4 weeks (n=47)	20 mg weekly (n=48)
LSMean % change in Lp(a)	-6	-35 P=0.0032	-56 P<0.0001	-58 P<0.0001	-72 P<0.0001	-80 P<0.0001

*LSMean: Least squares mean

•

Approximately 98% of patients in the 20mg weekly cohort and approximately 81% of patients in the 60mg every 4 week cohort achieved clinically significant reductions in Lp(a) levels bringing them below the recommended threshold of risk for CVD events (<50 mg/dL).

•	Treatment with AKCEA-APO(a)-LRx was associated with decreases in LDL-C, apoB, OxPL-apoB, OxPL-apo(a).
•

Most adverse events were mild.  The most frequent adverse events were injection site reactions, or ISRs. ISRs occurred in 26% of patients and were mostly mild and one patient discontinued due to an ISR.

•	There were no safety concerns related to platelet counts, liver function or renal function.
•

No patient in the study experienced a confirmed platelet count below 100,000/mm3. The incidence of platelet levels below normal (140,000/mm3) was comparable between the active (10.5%) and placebo (14.9%) groups.

Approximately 90% of patients completed treatment and the rate of discontinuation was comparable between the active (12.1%) and placebo (14.9%) groups.

Disease Background

Despite the management of LDL-C with statins and other therapies, the incidence of CVD continues to rise dramatically. Lipid disorders are a cause of this continuing rise. Hyperlipoproteinemia(a), defined as levels of Lp(a) above 30mg/dL,  which is present in approximately 20% of the general population, causes CVD.

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

The graphics below further illustrate these correlations:

AKCEA-APO(a)-LRx Commercial Opportunity

Elevated levels of Lp(a) are associated with increased cardiovascular risk and lowering Lp(a) may reduce the risk. We estimate eligible population, patients with elevated levels of Lp(a) and prior CVD, to be greater than 8 million people globally. We believe that positive results from a large cardiovascular outcome study will be required to support marketing authorization for the treatment of these patients. Since Novartis has licensed AKCEA-APO(a)-LRx, it will conduct, at its expense, such a study pursuant to our strategic collaboration and, if approved, will commercialize AKCEA-APO(a)-LRx for these patients. As part of the collaboration, we may co-commercialize AKCEA-APO(a)-LRx in selected markets, on mutually agreed terms and conditions.

•

AKCEA-ANGPTL3-LRx. We are developing AKCEA-ANGPTL3-LRx to treat nonalcoholic fatty liver disease, or NAFLD. In preclinical studies, an analog of AKCEA-ANGPTL3-L Rx inhibited the production of the angiopoietin-like 3, or ANGPTL3, protein in the liver, inhibiting liver fat accumulation and lowering blood levels of triglycerides, LDL-C and very-low-density lipoprotein cholesterol, or VLDL-C. We have completed a Phase 1/2 program for AKCEA-ANGPTL3-L Rx in people with elevated triglycerides. We observed that the people with elevated triglycerides treated with AKCEA-ANGPTL3-LRx achieved dose-dependent, statistically significant mean reductions in ANGPTL3 of up to 83%. Treatment with AKCEA-ANGPTL3-LRx was also associated with statistically significant mean reductions in triglycerides of up to 66%, in LDL-C of up to 35% and in total cholesterol of up to 36%. In this study, AKCEA-ANGPTL3-LRx showed a safety and tolerability profile supporting further development. The most common adverse events in the AKCEA-ANGPTL3-LRx treated group of patients were mild headaches and dizziness that were approximately equal to the rate observed in the placebo group. We reported results for the initial cohort from this study at the AHA meeting in November 2016 and published the data in the New England Journal of Medicine. We initiated a study of AKCEA-ANGPTL3-L Rx in patients with NAFLD with metabolic complications that include hypertriglyceridemia, type 2 diabetes or nonalcoholic steatohepatitis, or NASH. We expect data from this study in 2020. Further, we have a small ongoing pilot study of AKCEA-ANGPTL3-L Rx in patients with rare hyperlipidemias.

Disease Background

Fatty liver disease

While some fat in the liver is normal, a significant percentage of individuals have elevated levels of liver fat. Individuals with excessive fat accumulation in the liver also have elevated risk of developing insulin resistance and metabolic syndrome, type 2 diabetes and CVD. These risks are further elevated in patients with hyperlipidemia, especially those with elevated triglyceride levels. The most common form of fatty liver disease is NAFLD, which is associated with obesity-related disorders even in patients who drink little or no alcohol, and is characterized by the gradual accumulation of fat in the liver, or steatosis. One of the key causes of this condition is the Western diet, which is rich in processed foods with high fat and sugar content. In the early stages of NAFLD, patients typically experience steatosis that is slow progressing. Over time, a subset of these patients progresses to steatohepatitis, a more severe and progressive form of NAFLD characterized by chronic inflammation and liver-cell damage, called NASH. Eventually, the chronic inflammation caused by NASH can lead to the formation of scar tissue in the liver, known as fibrosis. As scar tissue gradually replaces healthy liver tissue, blood flow is restricted, which can lead to the loss of normal liver function, cirrhosis, portal hypertension, liver cancer and ultimately liver failure. Currently, there are no approved treatments specifically for NAFLD or NASH. If the disease ultimately progresses beyond NASH, the only alternative is a liver transplant.

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

•

AKCEA-APOCIII-LRx. We are developing AKCEA-APOCIII-LRx to inhibit the production of apoC-III, the same protein inhibited by WAYLIVRA, for the broad population of patients who have cardiometabolic disease due to their elevated triglyceride levels. We believe that the enhancements offered by Ionis' LICA technology can provide greater patient convenience by allowing for significantly lower doses, less frequent administration and a favorable safety and tolerability profile. We conducted a Phase 1/2 study of AKCEA-APOCIII-L Rx in people with elevated triglycerides and reported positive results from this study in the second half of 2017 with a safety and tolerability profile supporting further development. We have initiated a strategic collaboration with Novartis for this drug. In this collaboration, we intend to complete the Phase 2 program required to define the appropriate dose and regimen to support a planned cardiovascular outcome study. We recently initiated a Phase 2b dose-ranging study of AKCEA-APOCIII-L Rx in patients with hypertriglyceridemia and established CVD and plan to report data from this study in 2020. At the completion of Phase 2 development, Novartis has an option to license the drug. Novartis will have 60 days plus additional time that could be required for a Hart-Scott-Rodino, or HSR, filing and review following the end-of-Phase 2 meeting to exercise its option for AKCEA-APOCIII-LRx. If Novartis exercises its option to license AKCEA-APOCIII-LRx, Novartis plans to conduct and pay for a Phase 3 cardiovascular outcome study in high-risk patients and, if approved, to commercialize AKCEA-APOCIII-L Rx worldwide. As part of the collaboration, we may co-commercialize AKCEA- APOCIII-LRx in selected markets, on mutually agreed terms and conditions.

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

AKCEA-APOCIII-LRx Commercial Opportunity

ApoC-III levels and elevated triglycerides have been linked to increased cardiovascular risk and lowering apoC-III and triglycerides may reduce this risk. We estimate the eligible population to be greater than 8 million people globally. We believe that positive results from a large cardiovascular outcome study will be required to support marketing authorization for the treatment of these patients. If Novartis exercises its option to license AKCEA-APOCIII-LRx, it plans to conduct, at its expense, such a study pursuant to our strategic collaboration to conduct this study and to commercialize AKCEA-APOCIII-LRx for these patients. As part of the collaboration, we may co-commercialize AKCEA-APOCIII-LRx in selected markets, on mutually agreed terms and conditions.

•

AKCEA-TTR-LRx. We are developing AKCEA-TTR-LRx to treat the broad population of patients with both hereditary and wild-type forms of transthyretin amyloidosis, or ATTR amyloidosis.  Based on its profile, we believe AKCEA-TTR-LRx treatment can significantly reduce levels of the TTR protein, which we believe will translate to efficacy in terms of both clinical benefit and quality of life improvements with a favorable safety and tolerability profile. As with other LICA medicines, we believe we can achieve this positive efficacy, safety and tolerability profile with low doses and with the potential for monthly dosing. We initiated a Phase 1/2 study of AKCEA-TTR-LRx in the fourth quarter of 2018 and are working toward a goal of initiating the Phase 3 program in 2019.

Disease Background

hATTR amyloidosis is a rare, progressive, and fatal disease that often affects multiple organs, including the nerves, heart, gastrointestinal tract and kidneys. hATTR amyloidosis occurs when misfolded TTR protein deposits throughout the body as amyloid fibrils, disrupting tissue and organ structure and function. The burden of hATTR amyloidosis is high as patients often suffer from progressive neuropathy, cardiac, gastrointestinal and psychosocial symptoms affecting every aspect of their life. Without therapeutic intervention, patient quality of life progressively and rapidly deteriorates, leading to a reduction in ambulation and daily function, and ultimately resulting in premature death. As the disease progresses, many patients are no longer able to work and or are forced to take substantial time off. The impact of the disease is not limited to physical symptoms but also impacts mental health and outlook as patients often live in fear and isolation. An accurate and timely diagnosis and early treatment initiation is critical to optimize disease management.

AKCEA-TTR-LRx Commercial Opportunity

The introduction of new medicines for the ATTR amyloidosis community will increase awareness and diagnosis while AKCEA-TTR-LRx is being developed. There are currently around 50,000 hATTR amyloidosis patients worldwide and we believe that approximately 60% of patients have symptoms of both polyneuropathy and cardiomyopathy. We believe the number of people with predominant cardiomyopathy symptoms is significantly underdiagnosed. We believe this is especially true in the African American population in which approximately 3% carry the V122I mutation, one of the most dominant mutations causing ATTR. The epidemiology of wild-type TTR amyloidosis is not well characterized, but the number of patients diagnosed is rapidly increasing. It is estimated that there are more than 200,000 diagnosed people with wild-type ATTR.

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

Ionis has made significant improvements in its antisense drug technology in recent years, most notably the creation of the advanced ligand conjugated antisense, or LICA technology. Other improvements include the discovery screening processes, which resulted in second-generation drugs with better safety and tolerability properties compared to Ionis' generation 2.0 drugs. These improved second-generation drugs are referred to as generation 2+ drugs.

The unique properties of our antisense drugs provide several potential advantages over traditional drug modalities. These advantages include:

•

Precise specificity. Our antisense drugs are created using Ionis' generation 2+ screening processes to bind specifically to the mRNAs they were designed to target, which minimizes or eliminates the possibility of our drugs binding to unintended genetic targets and causing unwanted side effects.

•

Favorable dosing properties. We believe our drugs have predictable safety, pharmacokinetic and pharmacodynamic properties based on Ionis' research and development experience. Further, our drugs have a relatively long half-life of two to four weeks, which enables second generation drugs such as WAYLIVRA to be dosed once weekly and other drugs in our pipeline, which incorporate Ionis' LICA technology, to potentially be dosed once monthly or less frequently. Upon dosing, our drugs distribute well throughout the body, eliminating the need for special formulations or delivery vehicles.

•

No anticipated drug-to-drug interactions. Because they are nucleic acid based, we believe our drugs can be used in combination with virtually any existing treatment modality without the risk of drug-to-drug interactions or susceptibility to traditional enzyme degradation or metabolism pathways.

•	Broad applications to multiple disease targets, multiple tissues and multiple mechanisms. There are virtually no "undruggable" targets with antisense technology.
•

Efficient discovery and early development. Because of the efficiency of antisense technology, drug discovery and early development costs and success rates compare favorably to small molecule or antibody drug discovery and development.

Our Relationship with Ionis

Ionis formed Akcea as a wholly owned subsidiary to complete development of and commercialize Ionis’ drugs to treat lipid disorders. We began business operations in January 2015. We licensed our cardiometabolic franchise from Ionis at the beginning of 2015. Prior to licensing these drugs, Ionis’ employees performed all of the development, regulatory and manufacturing activities for these drugs either themselves or through third-party providers. As such, Ionis incurred all of the expenses associated with these activities and reported them in its consolidated financial statements. We licensed TEGSEDI and AKCEA-TTR-L Rx from Ionis in April 2018. Prior to then, Ionis had been advancing these drugs in development and incurring the expenses for those activities. Under our license agreements with Ionis, Ionis continued and is continuing to conduct development, regulatory or manufacturing activities for most of our drugs and to charge us for this work. As of December 31, 2018, Ionis owned approximately 75 percent of our outstanding stock.

Exclusive Rights to Development Pipeline and Intellectual Property; Right of First Negotiation

Ionis is the leading company researching and developing antisense drugs. Under our agreements with Ionis, we have rights to Ionis' proprietary technologies for use with our drugs. Specifically, we obtained an exclusive license from Ionis to globally commercialize our pipeline of drugs, including TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and AKCEA-TTR-LRx. Ionis also agreed that it would not work on its own or with other parties to develop or commercialize antisense drugs that target the same gene targets as the drugs we are developing and commercializing. Under our agreements with Ionis, we have a license to use Ionis' technology platform with our drugs. We also have access to future improvements Ionis may make to its antisense technology platform, such as improved manufacturing technologies.

In addition, Ionis has granted us a right of first negotiation with respect to Ionis development candidates that are designed to treat a rare cardiometabolic disease or a rare inherited metabolic disease.

Our Strategic Collaboration with Novartis

In January 2017, we initiated a strategic collaboration with Novartis for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. In February 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. Novartis is currently preparing to initiate a Phase 3 study of AKCEA-APO(a)-LRx in patients with established cardiovascular disease (CVD) and elevated levels of lipoprotein(a), or Lp(a). Novartis is now responsible for all future development and commercialization activities for AKCEA-APO(a)-LRx. We are eligible to receive license fees, milestone payments and royalties on sales of AKCEA-APO(a)-LRx from Novartis if and when it meets the development, regulatory and sales milestones specified in our agreement. In connection with Novartis’ exercise of its option to exclusively license AKCEA-APO(a)-LRx, Akcea and Novartis established a more definitive framework under which they would negotiate the co-commercialization of AKCEA-APO(a)-LRx between the two companies in selected markets. Included in this framework is an option by which Novartis could solely commercialize AKCEA-APO(a)-LRx in exchange for Novartis paying Akcea increased commercial milestone payments based on sales of AKCEA-APO(a)-LRx. We will share any license fees, milestone payments and royalties equally with Ionis.

Under the strategic collaboration, option and license agreement, Novartis also has an exclusive option to develop and commercialize AKCEA-APOCIII-LRx. We are responsible for completing a Phase 2 program and conducting an end-of-Phase 2 meeting with the FDA for AKCEA-APOCIII-LRx and delivering API. Following the successful completion of the Phase 2 program, and prior to initiation of the Phase 3 study, Novartis will be able to exercise its option to license and commercialize AKCEA-APOCIII-LRx. Novartis will have 60 days plus additional time that could be required for Hart-Scott-Rodino, or HSR, filing and review following the end-of-Phase 2 meeting to exercise its option for AKCEA-APOCIII-LRx. If Novartis exercises its option, Novartis will be responsible, at its expense, to use commercially reasonable efforts to develop and commercialize AKCEA-APOCIII-LRx.

From this collaboration, we received $75.0 million in an upfront option payment, of which we retained $60.0 million and paid Ionis $15.0 million as a sublicense fee under our license agreement with Ionis. In conjunction with this collaboration, Novartis purchased $100.0 million of Ionis' common stock at a premium. We also earned a $150.0 million license fee when Novartis exercised its option to license AKCEA-APO(a)-LRx of which we will pay $75.0 million to Ionis as a sublicense fee. The $75.0 million obligation to Ionis will be settled in Akcea common stock. During the years ended December 31, 2018 and 2017, we recognized $50.6 million and $43.4 million of revenue related to our Novartis collaboration, respectively.

In addition, for AKCEA-APO(a)-LRx, we are eligible to receive up to $675.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $360.0 million for the achievement of commercialization milestones. In addition, for AKCEA-APOCIII-LRx, we are eligible to receive a license fee of $150.0 million and up to $530.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $240.0 million for the achievement of regulatory milestones and up to $265.0 million for the achievement of commercialization milestones. We will earn the next milestone payment of $25.0 million under this collaboration if Novartis advances the Phase 3 study for either drug. We are also eligible to receive tiered royalties in the mid-teens to low-twenty percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will pay 50% of these license fees, milestone payments and royalties to Ionis as a sublicense fee.

For each product Novartis commercializes under this agreement, we may co-commercialize with Novartis in selected markets, through our specialized sales force, on terms and conditions that we plan to negotiate with Novartis in the future.

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

The agreement with Novartis will continue until the earlier of the date that all of Novartis' options to obtain the exclusive licenses under the agreement expire unexercised or, if Novartis exercises its options, until the expiration of all payment obligations under the agreement. In addition, the agreement as a whole or with respect to any drug under the agreement may terminate early under the following situations:

•	Novartis may terminate the agreement as a whole or with respect to any drug at any time by providing written notice to us;
•

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

•

Either we or Novartis may terminate the agreement for a drug by providing written notice to the other party upon the other party's uncured failure to perform a material obligation related to the drug under the agreement, or the entire agreement if the other party becomes insolvent; and

•	We may terminate the agreement if Novartis disputes or assists a third party to dispute the validity of any of our or Ionis' patents.

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

With respect to TEGSEDI and AKCEA-TTR-LRx, ONPATTRO (patisiran), which is an RNAi therapy made by Alnylam, is currently marketed for hATTR amyloidosis with polyneuropathy in the U.S. and E.U. The product label for TEGSEDI in the United States has a boxed warning for thrombocytopenia and glomerulonephritis, requires periodic blood and urine monitoring, and TEGSEDI has a Risk Evaluation and Mitigation Strategy, or REMS, program. Though ONPATTRO requires intravenous administration and pre-treatment with steroids, it does not have a boxed warning or REMS. In addition, Tafamidis is currently available in the E.U. for stage 1 hATTR amyloidosis with polyneuropathy, and is currently under review in the U.S. for ATTR with cardiomyopathy, with a PDUFA date in July 2019. Beyond these drugs that are either marketed or under regulatory review, there are also additional drugs in clinical development. Alnylam is developing next generation RNAi drug vutrisiran which is currently in Phase 3 clinical development in hATTR amyloidosis with polyneuropathy, with plans to move into cardiomyopathy. Eidos is developing AG10 for patients with ATTR with cardiomyopathy and has recently completed Phase 2, with plans to move into Phase 3.

With respect to WAYLIVRA to treat patients with FCS, Gemphire's Gemcabene is being studied in patients with severe hypertriglyceridemia, defined as triglycerides above 500 mg/dL. Gemphire announced in June 2018 that Gemcabene met its Phase 2b primary endpoint and demonstrated statistically significant lowering of triglycerides in SHTG. In August 2018, however, the FDA has requested that Gemphire produce data from a sub-chronic toxicology study to lift the partial clinical hold that was issued in 2004 (The FDA issued the partial clinical hold as PPAR agonists are potential liver toxins).  The initiation of Phase 3 will not take place until the partial hold is lifted and Gemphire has announced that it plans to conduct these required studies and expects to submit the additional results to the FDA in the second quarter of 2019.

Metreleptin is in a Phase 3 trial for FPL patients who also have NASH. Metreleptin is currently approved for use in the U.S. and E.U. in generalized lipodystrophy, or GL patients. Metreleptin does not affect apoC-III levels. ApoC-III levels have been shown to be elevated in FPL patients and directly correlated to triglyceride levels. In addition, many patients with FCS and FPL use diet, niacin, fish oils and/or fibrates to reduce their elevated triglycerides. Niacin, fish oils and fibrates are generally not effective in patients with FCS. The ultra-low-fat diet that patients with FCS and FPL are required to maintain is extremely burdensome to patients and their families. Based on our WAYLIVRA clinical experience, including in individuals with FCS, we believe that WAYLIVRA will work equally well as a single agent or in combination with other triglyceride-lowering drugs or approaches.

With respect to WAYLIVRA and AKCEA-APOCIII-LRx, in January 2019, Arrowhead filed for regulatory clearance to begin Phase 1 study of ARO-APOC3, an RNAi-based drug targeting apoC-III for treatment of hypertriglyceridemia.  Arrowhead has announced that it intends to proceed with this Phase 1 single and multiple dose-escalating study to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamic effects of ARO-APOC3 in adult healthy volunteers, hypertriglyceridemic patients, and patients with FCS.  To our knowledge, there are currently no other direct competitors for lowering apoC-III in clinical development.

With respect to AKCEA-APO(a)-LRx, we are not aware of any other drugs currently in clinical development specifically for the treatment of hyperlipoproteinemia(a) and associated cardiovascular disease. Arrowhead and Amgen have a Phase 1 program ongoing for AMG890, formerly referred to as ARO-LPA, which uses an RNAi drug conjugated with a GalNAc for the same target as AKCEA-APO(a)-LRx . Under its strategic collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, Ionis received an exclusive, royalty-bearing license to Alnylam's chemistry, RNA targeting mechanism and target-specific intellectual property for oligonucleotides against apo(a), which means that Alnylam agreed not to use the exclusively licensed technology to develop or commercialize an oligonucleotide against apo(a).

AKCEA-ANGPTL3-LRx may compete with Evinacumab, a monoclonal antibody that binds to ANGPTL3 that Regeneron Pharmaceuticals, Inc. is developing. Evinacumab is currently in Phase 2 development for the treatment of HoFH and severe forms of hyperlipidemia. Additionally, many patients with familial hyperlipidemias are treated using diet and statins, which have limited effect in these patients.

Intellectual Property

We have in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to WAYLIVRA, AKCEA-APO(a)-LRx, our other drugs in development and, more generally, the development and commercialization of oligonucleotide therapeutics. Our objective is to continue to develop and strengthen our proprietary position to further protect our drugs.

We obtained our rights to the patents covering WAYLIVRA, AKCEA-APO(a)-LRx and our other drugs in development and our rights in Ionis' proprietary technology platform and know-how under our development, commercialization and license agreement with Ionis. We seek to expand our portfolio of patents and patent applications by filing and prosecuting existing patent rights and filing additional patent applications.

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

TTR, TEGSEDI and AKCEA-TTR-LRx Intellectual Property

We have an exclusive license under Ionis' TTR patent estate to develop and commercialize TEGSEDI and the LICA follow-on drug AKCEA-TTR-LRx.

The TTR patent estate includes granted US patents covering the TEGSEDI compound, composition, and uses (e.g. US 8,101,743; US 8,697,860; US 9,061,044; and US 9,399,774) that together provide natural patent term to 2031. We have applied for patent term extension to recapture a portion of the term lost during regulatory review.  The issued claims protect TEGSEDI from generic competition in the United States until at least 2031.  Similar patents covering TEGSEDI are granted in several foreign jurisdictions including Europe and Japan.

The TTR patent estate also includes granted and pending claims covering AKCEA-TTR-L Rx worldwide.  Granted claims in Europe cover the sequence of AKCEA-TTR-L Rx and its use in treating transthyretin amyloidosis with natural patent term to 2031 (EP2563920). Claims covering the specific chemical composition of AKCEA-TTR-LRx and use in treating transthyretin amyloidosis are pending and have natural patent term to 2034 excluding any additional term adjustments or patent term extensions.

ApoC-III, WAYLIVRA and AKCEA-APOCIII-LRx Intellectual Property

We have an exclusive license under Ionis' apoC-III patent estate to develop and commercialize WAYLIVRA and the LICA follow-on drug AKCEA-APOCIII-LRx. The apoC-III patent estate includes patent claims in the United States drawn to the use of antisense compounds complementary to the mRNA of human apoC-III, including compounds designed to the region targeted by WAYLIVRA and AKCEA-APOCIII-LRx (US 7,598,227) which, excluding any additional term adjustments or patent term extensions, expires in 2023. Similar claims covering compounds complementary to any site on human apoC-III have granted in Australia.

The apoC-III patent estate also includes issued patent claims to the specific antisense sequence and chemical composition of WAYLIVRA in the United States (US 7,750,141), Australia and Europe (EP1622597). The issued claims in the United States should protect WAYLIVRA from generic competition in the United States until at least 2023. In addition, depending upon the timing, duration and specifics of FDA regulatory review, this patent may be eligible for patent term restoration to recapture a portion of the term lost during such review. We are also pursuing additional patent applications directed to methods of using WAYLIVRA and other apoC-III compounds for treating various disorders, including FCS in jurisdictions worldwide. Claims drawn to methods of using apoC-III specific inhibitors, and specifically compounds designed to target the same sequence as WAYLIVRA and AKCEA-APOCIII-LRx, for treating FCS have issued in the United States (US 9,593,333) and will expire in 2034, excluding any additional term adjustments or patent term extensions.

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

Manufacturing

Ionis has dedicated significant resources to develop ways to improve manufacturing efficiency and capacity. Since Ionis can use variants of the same nucleotide building blocks and the same type of equipment to produce our oligonucleotide drugs, we and Ionis found that the same techniques used to efficiently manufacture one oligonucleotide drug could help improve the manufacturing processes for many other oligonucleotide drugs. With Ionis’ expertise in optimizing manufacturing of oligonucleotides, we and Ionis believe we can develop new processes to scale up manufacturing of our LICA medicines at commercially competitive prices. By developing several proprietary chemical processes to scale up our manufacturing capabilities, Ionis has greatly reduced the cost of producing oligonucleotide drugs. For example, they have significantly reduced the cost of raw materials through improved yield efficiency, while at the same time increasing capacity to make the drugs. Through both Ionis’ internal research and development programs and collaborations with outside vendors we and Ionis may achieve even greater efficiency and further cost reductions. In connection with Novartis’ exercise of its option to license AKCEA-APO(a)-LRx, and if Novartis exercises its option to license AKCEA-APOCIII-LRx, Novartis will be responsible for the long-term supply of drug substance and finished drug product for the licensed drug.

TEGSEDI

For TEGSEDI’s commercial drug supply, we are using contract manufacturing organizations, or CMOs, to produce custom raw materials, active pharmaceutical ingredient, or API, and finished goods. Our CMO partners have extensive technical expertise and current good manufacturing practice, or cGMP, experience. We believe our current network of CMO partners are capable of providing sufficient quantities to meet anticipated commercial demands. Additionally, we continue to evaluate relationships with additional suppliers to increase overall capacity as well as reduce further risks. While we believe that there are alternate sources of supply that can satisfy our commercial requirements, we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs. We also cannot provide assurance that we will not experience a disruption in supply from our current CMO partners.

CMOs are subject to the FDA’s cGMP requirements and other rules and regulations prescribed by foreign regulatory authorities. We depend on our CMO partners for continued compliance with cGMP requirements and applicable foreign standards.

WAYLIVRA

Ionis has supplied us with API and finished drug product to complete our ongoing activities for WAYLIVRA through either Ionis’ own manufacturing processes or through outside vendors. Ionis has also supplied the API and the finished drug product for WAYLIVRA’s commercial launch, if approved. We believe the API and drug product is adequate for at least the first two years of WAYLIVRA’s commercial launch. We plan to leverage our relationships with CMOs, to procure our own long-term raw material and drug supplies at competitive prices in the future.

LICA Pipeline

We believe we have sufficient manufacturing capacity, through Ionis, to meet our current development needs, including the ongoing studies for AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and AKCEA-TTR-LRx. We believe that we have, or will be able to develop or acquire, sufficient supply capacity to meet our anticipated future needs. Ionis has supplied the API and the finished drug product for the clinical studies for each of the drugs in our pipeline through the completion of the on-going studies. Ionis also has agreed to supply and has supplied the API and the finished drug product for our drugs. We and Ionis have long-standing and strong relationships with third-party vendors who can supply us with both API and finished drug product and are currently supplying API and finished drug product to other of Ionis' partners. Ionis also has long-standing and strong relationships with the vendors who supply the key raw materials to Ionis to make our drugs and to a major oligonucleotide CMO. We also believe that with anticipated benefits from increases in scale and improvements in chemistry, through Ionis or third parties, we will be able to manufacture our antisense drugs at commercially reasonable prices.

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

Approval Process

The FDA must approve any new unapproved drug or certain changes to a previously approved drug before a manufacturer can market it in the United States. If a company does not comply with applicable United States requirements, it may be subject to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, Warning or Untitled Letters, clinical holds, drug recalls, drug seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. The steps we must complete before we can market a drug include:

•	completion of preclinical laboratory tests, animal studies, and formulation studies, all performed in accordance with the FDA's Good Laboratory Practice, or GLP, regulations;
•	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical studies start. The sponsor must update the IND annually;
•	approval of the study by an independent institutional review board, or IRB, or ethics committee representing each clinical site before each clinical study begins;
•	performance of adequate and well-controlled human clinical studies to establish the safety and efficacy of the drug for each indication to the FDA's satisfaction;
•	submission to the FDA of an NDA;
•	potential review of the drug application by an FDA advisory committee, where appropriate and if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities to assess compliance with current good manufacturing practices, cGMP, or regulations; and
•	FDA review and approval of the NDA.

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

•	in compliance with federal regulations;
•

in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical study sponsors, administrators and monitors; and

•	under protocols detailing the objectives of the trial, the safety monitoring parameters and the effectiveness criteria.

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

•

Phase 1. The company evaluates the drug in healthy human subjects or patients with the target disease or condition. These studies typically evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational new drug in humans, the side effects associated with increasing doses and, if possible, gain early evidence on effectiveness.

•

Phase 2. The company administers the drug to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks and preliminarily evaluate efficacy.

•

Phase 3. The company administers the drug to an expanded patient population, generally at geographically dispersed clinical study sites, to generate enough data to statistically evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug and to provide an adequate basis for product approval.

•

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

The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual program user fees. The FDA typically increases these fees annually. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages and user-fee waivers.

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

Post-approval Requirements

The FDA regulates drugs that we manufacture or distribute pursuant to FDA approvals and has specific requirements pertaining to recordkeeping, periodic reporting, drug sampling and distribution, advertising and promotion and reporting of adverse experiences with the drug. After approval, the FDA must provide review and approval for most changes to the approved drug, such as adding new indications or other labeling claims. There also are continuing, annual program user fee requirements for any marketed drugs, as well as new application fees for supplemental applications with clinical data.

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

The FDA may withdraw approval if a company does not comply with regulatory requirements and maintain standards or if problems occur after the drug reaches the market. If a company or the FDA discovers previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, issues with manufacturing processes or the company's failure to comply with regulatory requirements, the FDA may require revisions to the approved labeling to add new safety information; impose post-marketing studies or other clinical studies to assess new safety risks; or impose distribution or other restrictions under a REMS program. Other potential consequences may include:

•	restrictions on the marketing or manufacturing of the drug, complete withdrawal of the drug from the market or drug recalls;
•	fines, warning letters or holds on post-approval clinical studies;
•	the FDA refusing to approve pending NDAs or supplements to approved NDAs, or suspending or revoking drug license approvals;
•	drug seizure or detention, or refusal to permit the import or export of drugs; or
•	injunctions or the imposition of civil or criminal penalties.

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

Hatch-Waxman Patent Certification and the 30-month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors must list with the FDA each patent with claims that cover the applicant's drug or a method of using the drug. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference drug in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new drug.

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

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

•

extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers' Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•

new requirements under the federal Physician Payments Sunshine Act for drug manufacturers to report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members; and

•	a new requirement to annually report certain drug samples that manufacturers and distributors provide to licensed practitioners, or to pharmacies of hospitals or other healthcare entities.

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

Centralized Procedure

Under the centralized procedure, after the EMA issues an opinion, the European Commission issues a single marketing authorization valid across the European Union, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that: are derived from biotechnology processes, such as genetic engineering; contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions; and are officially designated orphan drugs. For drugs that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the drug concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health. WAYLIVRA has been granted a Promising Innovative Medicine, or PIM, Designation by the United Kingdom's Medicines and Healthcare products Regulatory Agency, or MHRA, for the treatment of people with FCS. A PIM Designation is an early indication that a medicinal product is a promising candidate for the Early Access to Medicines Scheme, or EAMS, in the UK, intended for the treatment, diagnosis or prevention of a life-threatening or seriously debilitating condition, with the potential to address an unmet medical need.

National Authorization Procedures

There are also two other possible routes to authorize medicinal products in several countries, which are available for products that fall outside the scope of the centralized procedure:

•

Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of a medicinal product that has not yet been authorized in any European Union country and that does not fall within the mandatory scope of the centralized procedure.

•

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

Employees

As of February 20, 2019, we employed 248 people. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Collective bargaining agreements do not cover any of our employees and management considers relations with our employees to be good.

Corporate Information

We incorporated in Delaware in December 2014. Our principal offices are in Boston, Massachusetts. We make available, free of charge, on our website, www.akceatx.com, our reports on Forms 10-K, 10-Q, 8-K and amendments thereto, as soon as reasonably practical after we file such materials with the Securities and Exchange Commission. Any information that we include on or link to our website is not a part of this report or any registration statement that incorporates this report by reference. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Executive Officers of Akcea

The following sets forth certain information regarding our executive officers as of February 20, 2019:

Name	Age	Position
Paula Soteropoulos	51	Chief Executive Officer
Sarah Boyce	47	President
Michael MacLean	53	Chief Financial Officer
Jeffrey M. Goldberg	46	Chief Operating Officer
Louis St. L. O'Dea, MB BCh BAO, FRCP(C)	68	Chief Medical Officer

PAULA SOTEROPOLOUS

Chief Executive Officer

Ms. Soteropoulos joined Akcea as Chief Executive Officer and as a member of our board of directors in January 2015. Prior to joining Akcea, Ms. Soteropoulos was a member of the executive leadership team of Moderna Therapeutics Inc., now a public biotechnology company, serving as the Cardiometabolic Business Unit General Manager and Senior Vice President of Strategic Alliances from July 2013 to December 2014. Prior to Moderna, Ms. Soteropoulos spent 21 years at Genzyme Corporation in various leadership positions driving strategy, sales and marketing, business development, manufacturing process development, strategic capacity planning, and supply chain development. Since July 2013, Ms. Soteropoulos has served on the supervisory board of uniQure N.V., a public biotechnology company. Ms. Soteropoulos also serves on the advisory board of the Tufts University Chemical and Biological Engineering Department. Our board of directors believes that Ms. Soteropoulos is uniquely suited to serve on our board of directors because of her experience in the biotechnology industry and her daily insight into corporate matters as our Chief Executive Officer.

SARAH BOYCE

President

Ms. Boyce joined Akcea as a Board member and President in April 2018. Previously, she was the Chief Business Officer of Ionis Pharmaceuticals. In this role Ms. Boyce was responsible for leading investor relations and corporate communications, business development, alliance management, competitive intelligence and patient advocacy.  She led the effort to establish a global agreement with Ionis and Novartis to develop and commercialize AKCEA APO(a)-LRx and AKCEA APOCIII-LRx. Ms. Boyce also served as Vice President, Head of International Business Strategy and Operations at Forest Laboratories, Inc. where she led the establishment and expansion of their international pharmaceutical and consumer health businesses. Prior to Forest, she served as a global business leader at Alexion and Novartis. Sarah Boyce is an experienced life sciences industry leader who has built out and overseen divisions and global commercial operations for a range of innovative therapies including Soliris®, Gleevec® and Tasigna®.

MICHAEL MACLEAN

Chief Financial Officer

Mr. MacLean has served as Chief Financial Officer of Akcea since September 2017. Prior to joining Akcea, from September 2015 to September 2017, Mr. MacLean was Chief Financial Officer and Executive Vice President for PureTech Health, an advanced, clinical-stage, public biopharmaceutical company focusing on diseases caused by dysfunctions in the nervous, gastrointestinal and immune systems. Previously, Mr. MacLean served as Senior Vice President of Finance and Chief Accounting Officer of Biogen Inc. where he led the Company's worldwide finance organization.

JEFFREY M. GOLDBERG

Chief Operating Officer

Mr. Goldberg joined Akcea as Chief Operating Officer in January 2015. Prior to joining Akcea, from December 2012 to September 2014, Mr. Goldberg was a member of the executive leadership team at Proteostasis Therapeutics, Inc., now a public biotechnology company focusing on neurology and orphan diseases, where he served as Vice President of Business Operations. Prior to that, Mr. Goldberg spent over 11 years in positions of increasing responsibility with Genzyme and Sanofi S.A., most recently as Associate Vice President, Project Head, within Sanofi Oncology.

LOUIS ST. L. O'DEA

Chief Medical Officer

Dr. O'Dea joined Akcea as Chief Medical Officer in January 2016. Prior to joining Akcea, Dr. O'Dea was Chief Medical Officer at Oxford Immunotec Global PLC, now a public diagnostics company, from June 2014 to January 2016, overseeing medical affairs and clinical development. Prior to Oxford, Dr. O'Dea was Chief Medical Officer and Head of Regulatory Affairs at Moderna from January 2012 to June 2014. Before Moderna, Dr. O'Dea held positions including Chief Medical Officer at Radius Health, Inc., a public biopharmaceuticals company, an academic position at McGill University, and worldwide Head of Clinical Development for Endocrine and Metabolic products at Serono.

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

As a company, we have limited experience commercializing products. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic partners, to successfully develop our drugs, obtain the regulatory approvals necessary to commercialize our drugs, including WAYLIVRATM (volanesorsen), AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, and continue the commercialization of TEGSEDI TM (inotersen). Although we received our first revenue from product sales in the fourth quarter of 2018, if we are not successful in growing revenue and controlling costs, we will not achieve profitable operations or positive cash flow, and even if we achieve profitability in the future, we may not sustain profitability in subsequent periods. Our ability to generate revenue sufficient to achieve profitability from product sales depends heavily on our and our current and future strategic partners' success in:

•	completing clinical development of WAYLIVRA for additional indications and nonclinical and clinical development of AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx;
•	seeking and obtaining regulatory and marketing authorization for our drugs, including TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx and our other drugs in development;
•

managing supply and manufacturing relationships with third parties that can provide the amount and quality of products and services we need to continue to commercialize TEGSEDI and to develop and, if approved, commercialize WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;

•	launching and commercializing WAYLIVRA, AKCEA-ANGPTL3-LRx and AKCEA-TTR-LRx and continuing the commercialization of TEGSEDI by managing a sales, marketing and distribution infrastructure;
•	launching and co-commercializing AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx through our collaboration with Novartis Pharma AG, or Novartis, under terms that we may negotiate with Novartis in the future;
•

educating physicians about our target patient populations, including the polyneuropathy of hereditary transthyretin-mediated amyloidosis in adult patients in the United States, stage 1 or stage 2 polyneuropathy in adult patients with hereditary TTR Amyloidosis, or hATTR, in the EU or Canada, patients with familial chylomicronemia syndrome, or FCS, and patients with familial partial lipodystrophy, or FPL;

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
•

developing and commercializing WAYLIVRA, AKCEA-ANGPTL3-LRx, AKCEA-TTR-LRx and our other drugs in development and continuing the commercialization of TEGSEDI without infringing others' intellectual property rights; and

•	attracting, hiring and retaining qualified personnel.

We may not successfully develop our products or generate product revenue sufficient to cover operating expenses or become profitable. If we cannot achieve or maintain profitability, it would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If the market price of our common stock declined, you could lose all or part of your investment.

We have incurred losses since our inception.

Because drug development requires substantial lead-time and funding prior to commercialization, we have incurred expenses while generating limited revenue from our operating activities since our formation. Our net losses were $225.8 million and $121.6 million for the years ended December 31, 2018 and December 31, 2017 (as revised), respectively. As of December 31, 2018, we had an accumulated deficit of approximately $522.0 million. Most of the losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations. We expect to incur additional operating losses for the foreseeable future, and these losses may increase if we cannot generate substantial revenue.

We will require substantial additional funding to achieve our goals. If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

All of our drugs are undergoing clinical studies. All of our drug programs, except TEGSEDI in the United States, EU, and Canada, will require additional nonclinical and/or clinical testing and/or marketing authorization prior to commercialization. We will need to spend significant additional resources to conduct these activities. Our expenses could increase beyond expectations if the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities require us to perform clinical studies and other studies in addition to those that we currently anticipate. As of December 31, 2018, we had cash, cash equivalents and investments equal to $252.6 million. Our operating expenses were $295.7 million and $163.9 million for the ended December 31, 2018 and December 31, 2017, respectively.

Prior to our IPO, we funded our operating activities through a $100.0 million cash contribution we received from Ionis in 2015, $75.0 million that we received from initiating our collaboration with Novartis and $106.0 million in drawdowns under our line of credit with Ionis. The line of credit converted to our common stock when we closed our IPO. We no longer have access to the line of credit following the closing of our IPO and we do not have any firm commitment from Ionis to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Additionally, in July 2017 we received $182.3 million in net proceeds from our IPO including $25.0 million that Ionis invested in our IPO and the Novartis concurrent private placement of $50.0 million. In April 2018, we received $200.0 million from the common stock we issued in connection with the licensing transaction with Ionis discussed in Note 7, License Agreements and Services Agreement with Ionis, to our consolidated financial statements included in this Form 10-K. We expect that we will need to raise additional funding to continue developing the drugs in our pipeline and to seek regulatory approval for and to commercialize TEGSEDI, WAYLIVRA and other drugs in our pipeline.

We have received marketing authorization approval for TEGSEDI from the FDA for the treatment of the polyneuropathy of hATTR in adult patients in the United States, from the European Commission, or EC, and from Health Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR, and we will continue to incur significant costs commercializing TEGSEDI. Even if we obtain marketing authorizations to sell WAYLIVRA, AKCEA-APO(a)-LRx or AKCEA-TTR-LRx, we will incur significant costs to commercialize the approved product. To date, only one of our product(s), TEGSEDI, has commercially launched, and even if we generate substantial revenue from the sale of approved products, we may not become profitable and would need to obtain additional funding to continue operations.

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

Successful results in preclinical or initial clinical studies, including the results of earlier studies for our drugs in development, may not predict the results of subsequent clinical studies, including the Phase 3 study of WAYLIVRA for the treatment of FPL and the Phase 3 study of AKCEA-APO(a)-LRx in patients with established cardiovascular disease and elevated levels of lipoprotein(a). There are a number of factors that could cause a clinical study to fail or be delayed, including:

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

•	a clinical study site may deviate from the protocol for the study;
•	the cost of our clinical studies may be greater than we anticipate;
•	we or our partners may require additional capital to fund the clinical study;
•	our partners may decide not to exercise any existing options to license and conduct additional clinical studies for our drugs; and
•	the supply or quality of our drugs or other materials necessary to conduct the clinical studies may be insufficient, inadequate or delayed.

In addition, WAYLIVRA and AKCEA-APOCIII-LRx have the same mechanism of action, TEGSEDI and AKCEA-TTR-LRx, also have the same mechanism of action and all of our current drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx, are chemically similar to each other and the drugs Ionis and other companies are developing separately. As a result, a safety observation we, Ionis or other companies encounter with one of our or their drugs could have or be perceived by a regulatory authority to have an impact on a different drug we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our drugs or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our drugs: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. Similarly, we have an ongoing Phase 3 study of WAYLIVRA in patients with FPL, an ongoing open label extension study of WAYLIVRA in patients with FCS and an open label extension study of TEGSEDI in patients with hATTR, and an early access program, or EAP, for both WAYLIVRA and TEGSEDI. Adverse events or results from these studies or the EAPs could negatively impact our pending or future marketing approval applications for WAYLIVRA and TEGSEDI in patients with FCS or hATTR amyloidosis or the commercial opportunity for WAYLIVRA or TEGSEDI. In August 2018 we received a Complete Response Letter, or CRL, from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Notice of Noncompliance withdrawal letter, or Non-W, from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any revenue or profit from the sale of WAYLIVRA. The regulatory authorities and Europe could have a similar response to the pending marketing authorization application. Any failure or delay in the clinical studies for any of our drugs in development could reduce the commercial potential or viability of our drugs.

We may not have appropriately designed the planned and ongoing clinical studies for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development to support submission of a marketing application to the FDA and foreign regulatory authorities or demonstrate safety or efficacy at the level required by the FDA and foreign regulatory authorities for product approval.

We completed a Phase 3 clinical program for WAYLIVRA for the treatment of FCS in 2018 and are conducting or plan to conduct additional clinical studies for WAYLIVRA in patients with FPL, as well as for AKCEA-TTR-LRx, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx.

Even if we achieve positive results on the endpoints for these clinical studies or any future clinical studies, the FDA or foreign regulatory authorities may believe the clinical studies do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. For example, in August 2018 we received a CRL from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Non-W from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to the FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any revenue or profit from the sale of WAYLIVRA. The CHMP of the EMA has adopted a positive opinion recommending conditional marketing authorization of WAYLIVRA as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The positive opinion will now be referred to the EC, which grants marketing authorization for medicines in the European Union, as well as to European Economic Area members Iceland, Liechtenstein and Norway, however, the EC may decide not to adopt the CHMP’s positive opinion. These risks are more likely to occur since we are developing our drugs against therapeutic targets or to treat diseases in which there is little or no clinical experience. In addition, these risks may be more likely to occur for WAYLIVRA since there were some patients in the Phase 3 program that experienced serious platelet events (grade 4 thrombocytopenia), a condition in which the patient has very low platelet levels, and additional patients experienced other adverse events in the program, including patients who discontinued participation in the APPROACH study due to platelet count declines. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent.

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

Clinical studies for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx or our other drugs may not demonstrate safety or efficacy at the level required by the FDA and foreign regulatory authorities for product approval.

The EMA is currently reviewing our application for regulatory approval for WAYLIVRA. The CHMP of the EMA has adopted a positive opinion recommending conditional marketing authorization of WAYLIVRA as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The positive opinion will now be referred to the EC, which grants marketing authorization for medicines in the European Union, as well as to European Economic Area members Iceland, Liechtenstein and Norway, however, the EC may decide not to adopt the CHMP’s positive opinion. We and Ionis are conducting or intend to conduct clinical studies for AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx.

Even if positive results on the endpoints for the clinical studies are achieved, the FDA or foreign regulatory authorities may believe the clinical studies do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and may deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. For example, in August 2018 we received a CRL from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Non-W from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any revenue or profit from the sale of WAYLIVRA. The regulatory authorities in Europe could have a similar response to the pending marketing authorization application. As an additional example, the foreign regulatory authorities could claim that we have not tested WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx in a sufficient number of patients to demonstrate that the drug is safe and effective in patients with other indications to support an application for marketing authorization for the applicable indication. In such a case, we may need to conduct additional clinical studies before obtaining marketing authorization, which would be expensive and delay the development and commercialization of the drug.

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

We or our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our drugs. It is possible that regulatory authorities will not approve TEGSEDI in additional markets or any of our other drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, for marketing. If the FDA or another regulatory authority believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, the authority will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay or harm our ability to successfully commercialize the drug. For example, in August 2018 we received a CRL from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Non-W from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any revenue or profit from the sale of WAYLIVRA. The regulatory authority in Europe could have a similar response to the pending marketing authorization.

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

We may not be able to benefit from orphan drug designation for WAYLIVRA, TEGSEDI or any of our other drugs.

The FDA and EMA have granted orphan drug designation to TEGSEDI and to WAYLIVRA for the treatment of patients with FCS. In addition, the EMA has granted orphan drug designation to WAYLIVRA for the treatment of patients with FPL. The FDA, however, refused to grant our request for orphan drug designation for WAYLIVRA for the treatment of patients with FPL in the United States in 2017.

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

Even if approval is obtained on a drug that has been designated as an orphan drug, we may lose orphan drug exclusivity if the FDA determines that the request for designation was materially defective or if we cannot assure sufficient quantity of the applicable drug to meet the needs of patients with the rare disease or condition, or if a competitor is able to gain approval for the same drug in a safer or more effective form or that makes a major contribution to patient care.

Even if we maintain orphan drug exclusivity for TEGSEDI or WAYLIVRA for the treatment of patients with FCS or obtain orphan drug exclusivity for our other drugs, the exclusivity may not effectively protect the drug from competition because regulatory authorities still may authorize different drugs for the same condition.

We may expend our limited resources to pursue a particular drug or indication and fail to capitalize on drugs or indications that may be more profitable or for which there is a greater likelihood of success.

We will continue to dedicate a substantial amount of our resources to commercialize TEGSEDI and support the continued development of AKCEA-TTR-LRx. In addition, we may dedicate a substantial amount of our resources to develop and seek regulatory approval for WAYLIVRA to treat patients with FCS and FPL. As a result, we may forego or delay pursuit of opportunities with our other drugs or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and drugs for specific indications may not yield any commercially viable drugs.

Our drugs, including TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, could be subject to regulatory limitations following approval.

Following approval of a drug, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of drug products. Promotional communications regarding prescription drugs must be consistent with the information in the product's approved labeling. We and our partners may not obtain the labeling claims necessary or desirable to successfully commercialize our drug products, including TEGSEDI, and if approved, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development.

The FDA and foreign regulatory authorities can impose significant restrictions on an approved drug product through the product label and on advertising, promotional and distribution activities. For example:

•	In the United States, TEGSEDI’s label contains a boxed warning for thrombocytopenia and glomerulonephritis,
•	TEGSEDI requires periodic blood and urine monitoring, and
•	in the United States TEGSEDI is available only through a Risk Evaluation and Mitigation Strategy, or REMS, program.

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

The development and commercialization of TEGSEDI and WAYLIVRA may place strain on our management team’s time and attention and may divert our management team’s attention from our other existing products.

Although we have personnel with experience commercializing drugs, we ourselves have limited experience commercializing products. We commercially launched TEGSEDI during the fourth quarter of 2018 and, if regulatory approval is obtained, we plan to commercially launch WAYLIVRA during 2019. The commercial launch of TEGSEDI will continue to and, if approved, the commercial launch of WAYLIVRA will, require significant efforts and the devotion of substantial resources, as we finalize regulatory submissions, manage the manufacturing of sufficient quantities of product to support long-term commercial sales and integrate, optimize or maintain, as applicable, the global sales, marketing, medical, for each of WAYLIVRA and TEGSEDI, and patient support infrastructure, which may place pressure on the management team’s time and attention. These efforts may also divert the attention of the management team from our other business operations, such as the development or commercialization of our other pipeline products, including AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx. As a result, our business, results of operations, financial condition and prospects for future growth could be adversely impacted and the market price of our common stock may decline.

Risks Related to Commercialization of Our Drugs

If we cannot effectively manage our marketing and sales capabilities or enter into agreements with third parties to market and sell our drug products, we may not generate product revenue.

We commercially launched TEGSEDI in the fourth quarter of 2018 and, if approved, plan to commercialize WAYLIVRA.  To successfully commercialize TEGSEDI and WAYLIVRA, we must effectively manage our marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. To commercialize WAYLIVRA in the initial indications we plan to pursue and to continue the commercialization of TEGSEDI, we will need to optimize and maintain specialty sales forces in the global regions where we currently market or expect to market TEGSEDI and WAYLIVRA, supported by case managers, reimbursement specialists, partnerships with specialty pharmacies, injection training, routine blood and urine monitoring and a medical affairs team. We may seek to further penetrate markets by expanding our sales forces or through strategic partnerships with other pharmaceutical or biotechnology companies or third-party sales organizations.

Even though certain members of our management team and other employees have significant experience commercializing drug products, as a company we have limited experience marketing, selling or distributing drug products, and there are significant risks involved in building and managing a commercial infrastructure. It is expensive and time consuming for us to maintain our own sales forces and related compliance protocols to market TEGSEDI and it will be increasingly expensive and time consuming as we commercially launch additional drug products, if approved. We may never successfully optimize or manage this capability and any failure could delay or preclude the commercial launch of WAYLIVRA or adversely affect TEGSEDI sales. We and our partners, if any, will have to compete with other companies to recruit, hire, train, manage and retain marketing and sales personnel. As a result of our receipt of a CRL from the FDA regarding the new drug application for WAYLIVRA, on September 6, 2018, we enacted a plan to reorganize our workforce to better align with the immediate needs of our business. In connection with this reorganization plan, we reduced our workforce by approximately 12%. If WAYLIVRA is subsequently approved in the United States, we will again need to increase our operations and expand our use of third-party contractors.

We have incurred expenses launching TEGSEDI in the EU, Canada and the U.S. and integrating and managing the marketing and sales infrastructure. If regulatory requirements or other factors cause the commercialization of TEGSEDI to be less successful than expected in important markets, we would incur additional expenses for having invested in these capabilities prior to realizing any significant revenue from sales of TEGSEDI. Our sales force and marketing teams may not successfully commercialize TEGSEDI.

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

To the extent we decide to rely on third parties to commercialize TEGSEDI or WAYLIVRA in a particular geographic market, we may receive less revenue than if we commercialized TEGSEDI or WAYLIVRA by ourselves. For example, in August 2018, we granted PTC Therapeutics International Limited, or PTC Therapeutics, the exclusive right to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries, and will continue to rely on PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in those geographic markets. In addition, in August 2018 we entered into an agreement with Accredo Health Group, Inc., or Accredo, a subsidiary of Express Scripts, to be our specialty pharmacy partner for distribution of TEGSEDI in the U.S. Further, we have less control over the sales efforts of other third parties, including PTC Therapeutics and Accredo, involved in commercializing TEGSEDI or WAYLIVRA.

If we cannot effectively build and manage our distribution, medical affairs, market access, marketing and sales infrastructure, or find a suitable third party to perform such functions, the sales of TEGSEDI and commercial launch of WAYLIVRA may be adversely affected, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

If we are unable to rely on third-party specialty channels to distribute our drugs to patients we may be unable to generate adequate revenue

We and our strategic partners have contracted with, rely on and will continue to rely on third-party specialty pharmacies to distribute our drugs to patients. A specialty pharmacy is a pharmacy that specializes in dispensing medications for complex or chronic conditions, a process that requires a high level of patient education and ongoing management. Our management team will need to devote a significant amount of its attention to optimizing and managing this distribution network. If we cannot effectively optimize and manage this distribution process, the commercial launch of WAYLIVRA, AKCEA-APO(a)-LRx and AKCEA-TTR-LRx and the sales of TEGSEDI will be adversely affected.

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

If the market does not accept our drugs, including TEGSEDI, WAYLIVRA, AKCEA-TTR-LRx and our other drugs in development, we are not likely to generate substantial product revenue or become profitable.

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

Additionally, in many of the markets where we or our partners may sell our drugs in the future, if we cannot agree with the government or other third-party payors regarding the price we can charge for our drugs, then we may not be able to sell our drugs in that market. Similarly, cost control initiatives by governments or third-party payors could decrease the price received for our drugs or increase patient coinsurance to a level that makes the continued commercializing of TEGSEDI and the commercializing of WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development economically unviable.

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

The patient populations suffering from FCS and FPL are small and have not been established with precision. If the actual number of patients is smaller than we estimate, or if we cannot raise awareness of these diseases and diagnosis is not improved, our revenue and ability to achieve profitability from WAYLIVRA may be adversely affected.

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

The patient population suffering from hATTR amyloidosis is small and has not been established with precision. If the actual number of patients is smaller than we estimate, or if we cannot raise awareness of the disease and diagnosis is not improved, our revenue and ability to achieve profitability from either TEGSEDI or AKCEA-TTR-LRx may be adversely affected.

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

If we or our partners fail to compete effectively, WAYLIVRA, TEGSEDI and our other drugs in development will not contribute significant revenue.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of drugs in our development pipeline. For example, if approved, WAYLIVRA could face competition from drugs like metreleptin and gemcabene. Metreleptin, produced by Novelion Therapeutics, Inc., is currently approved in the U.S. and E.U. for use in generalized lipodystrophy patients. WAYLIVRA may also compete with gemcabene, an oral small molecule that reduces apoC-III, that Gemphire Therapeutics, Inc. is developing to treat patients with triglycerides above 500 mg/dL.

As an additional example, TEGSEDI could face competition from drugs like ONPATTRO, marketed by Alnylam for hATTR amyloidosis with polyneuropathy in the U.S. and E.U., tafamidis, available in the E.U. for stage 1 hATTR amyloidosis with polyneuropathy and under review in the U.S. for ATTR with cardiomyopathy, and AG10, which is being developed by Eidos for patients with ATTR with cardiomyopathy. For example, ONPATTRO is approved in the United States and Europe for a similar and broader indication as TEGSEDI. AG10, which recently completed its Phase 2 dose-finding study, is an orally administered TTR tetramer stabilizer for ATTR amyloidosis. If WAYLIVRA, TEGSEDI or the other drugs in our pipeline cannot compete effectively with these and other products with common or similar indications to the drugs in our pipeline, we may not be able to generate substantial revenue from our product sales.

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

Given the significant penalties and fines that the government can impose on companies and individuals if convicted, allegations of violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government were to allege or convict us or our executive officers of violating these laws, our business could be harmed. In addition, private individuals may bring similar actions under the False Claims Act. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing focus on these laws by law enforcement authorities. To the extent we have access to protected health information we could be subject to federal and state health information privacy and security laws, including without limitation, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information. State health information privacy and security laws in certain circumstances are more stringent than HIPAA and many of the state laws differ from each other in significant ways and may not have the same effect, thus complicating compliance. Our failure to comply with applicable federal and state health information privacy and security laws could subject us to significant fines and multi-year corrective action plans. TEGSEDI commercially launched in the U.S. in the fourth quarter of 2018 and as such we are now required to report annually to Centers for Medicare and Medicaid Services certain information related to payments and other transfers of value we may provide to physicians and teaching hospitals. Further, an increasing number of state laws require manufacturers to make reports to states on pricing and marketing information. Many of these laws are unclear as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state authorities.

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

We have granted Novartis an exclusive option to exclusively license each of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx pursuant to our strategic collaboration, option and license agreement with Novartis. In February 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. We plan to substantially depend on Novartis to further develop and commercialize AKCEA-APO(a)-LRx and potentially AKCEA-APOCIII-LRx. We initiated this collaboration primarily to have Novartis:

•	conduct the cardiovascular outcome studies that are likely to be required for approval of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx;
•	seek and obtain regulatory approvals for AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx; and
•	globally commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx.

Since Novartis has exercised its option to license AKCEA-APO(a)-LRx, we will rely on Novartis to further develop, obtain regulatory approvals for, and commercialize it. In general, we cannot control the amount and timing of resources that Novartis devotes to our strategic collaboration. If Novartis fails to use commercially reasonable efforts to further develop, obtain regulatory approvals for, or commercialize AKCEA-APO(a)-LRx, or if Novartis' efforts are not effective, our business may be negatively affected. Novartis could pursue other technologies or develop other drugs either on its own or in collaboration with others to treat the same diseases as we and Novartis plan to treat with AKCEA-APO(a)-LRx. Novartis could pursue these technologies and develop these other drugs at the same time as it is developing or commercializing AKCEA-APO(a)-LRx, and Novartis is not required to inform us of such activities.

If Novartis exercises its option to license AKCEA-APOCIII-LRx, we would rely on Novartis to further develop, obtain regulatory approvals for, and commercialize it. In general, we cannot control the amount and timing of resources that Novartis devotes to our strategic collaboration. If Novartis fails to use commercially reasonable efforts to further develop, obtain regulatory approvals for, or commercialize AKCEA-APOCIII-LRx, or if Novartis' efforts are not effective, our business may be negatively affected. Novartis could pursue other technologies or develop other drugs either on its own or in collaboration with others to treat the same disease as we and Novartis plan to treat with AKCEA-APOCIII-LRx. Novartis could pursue these technologies and develop these other drugs at the same time as it is developing or commercializing AKCEA-APOCIII-LRx and Novartis is not required to inform us of such activities.

Our strategic collaboration with Novartis may not continue for various reasons. Novartis can terminate our agreement at any time and is under no obligation to exercise the options we granted them. If Novartis stops developing or commercializing AKCEA-APO(a)-LRx, or does not exercise its option to license AKCEA-APOCIII-LRx, we will have to seek additional sources for funding and may have to delay or reduce our development and commercialization plans for these drugs.

In addition, following Novartis’ exercise of its option to license AKCEA-APO(a)-LRx in February 2019, and if Novartis exercises its option to license AKCEA-APOCIII-LRx, Novartis will be responsible for the long-term supply of drug substance and finished drug product for the licensed drug.

Our strategic collaboration with Novartis may not result in the successful commercialization of AKCEA-APO(a)-LRx or AKCEA-APOCIII-LRx. If Novartis does not successfully develop, manufacture or commercialize AKCEA-APO(a)-LRx or AKCEA-APOCIII-LRx, we may receive limited or no revenues for these drugs.

We plan to substantially depend on our collaboration with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries.

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

Our strategic collaboration with PTC may not result in the successful commercialization of TEGSEDI or WAYLIVRA in Latin America or certain Caribbean countries. If PTC does not successfully commercialize TEGSEDI or WAYLIVRA, we may receive limited revenue for TEGSEDI or no revenue for WAYLIVRA in Latin America or certain Caribbean countries.

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

Also, manufacturers must adhere to the FDA's current Good Manufacturing Practices regulations and similar regulations in foreign countries, which the applicable regulatory authorities enforce through facilities inspection programs. Our contract manufacturers may not comply or maintain compliance with Good Manufacturing Practices, or similar foreign regulations. Non-compliance could significantly delay or prevent receipt of marketing authorization for our drugs, including authorizations for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, or result in enforcement action after authorization that could limit the commercial success of our drugs, including WAYLIVRA, TEGSEDI, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development.

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

Ionis owns 67,383,965 shares of our common stock, or approximately 75 percent, of the economic interest and voting power of our outstanding common stock as of February 20, 2019, which ownership will be expected to increase further if we achieve certain milestone events and pay the associated milestone payment in shares of common stock pursuant to the payment election. As long as Ionis beneficially controls a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Ionis were to control less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If Ionis continues to hold its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

The licensing transaction with Ionis and the common stock issuances in connection with the achievement of the TEGSEDI regulatory milestones has increased Ionis’ ownership percentage, and this increase, along with Ionis’ increased reliance on Akcea as a commercialization partner, given that Akcea could now be commercializing at least two Ionis-developed products (WAYLIVRA and TEGSEDI), may increase the length of time during which Ionis will control us. As a general matter, the TEGSEDI license agreement and the related Investor Rights Agreement increased Ionis’ control over our affairs. In addition, our TEGSEDI licensing agreement requires Ionis’ consent to the budget related to the commercialization of TEGSEDI and AKCEA-TTR-LRx.

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

As a “controlled company” under the marketplace rules of the Nasdaq Stock Market, we may rely on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are subject to such requirements.

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

We may not realize the benefits of the licensing transaction with Ionis if we are unable to successfully transition, integrate and support the development and commercialization of TEGSEDI and AKCEA-TTR-LRx.

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

Each of the foregoing terms and Ionis' other rights under the license agreements, could limit our ability to realize the expected benefits of the license agreements or otherwise limit our ability to pursue transactions or development efforts other stockholders may view as beneficial. Further, if Ionis does not continue to own a significant portion of our equity, Ionis' incentive to help us would be diminished. If we fail to achieve the expected benefits of our agreements with Ionis, it may be more difficult, time consuming or expensive for us to develop and commercialize WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development and continue the commercialization of TEGSEDI, or may result in our drugs being later to market than those of our competitors or prevent them from ever getting to market. If these events cause delays in new product development we could lose the first in class products in a given therapeutic area.

Risks Related to Our Intellectual Property

If we breach our obligations under any of our license agreements with Ionis, we could lose our rights to WAYLIVRA, TEGSEDI, AKCEA-TTR-LRx and our other drugs in development.

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

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. For example, a potential competitor was issued a patent which they have broadly characterized in their annual report on Form 10-K for the year ended December 31, 2017 as being directed to single-stranded antisense polynucleotide molecules capable of inhibiting expression of the human transthyretin gene, and having certain combinations of structural features. This third party has also attempted to broadly characterize certain other patents that they hold. While we believe that we would have substantial defenses in the event this competitor brought a claim against us with respect to TEGSEDI or AKCEA-TTR-LRx, patent litigation is inherently uncertain, involves substantial cost and is a distraction to management. Moreover, our stock price may be impacted by the existence of or developments during a litigation, even developments that are preliminary in nature.

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

In 2018 we applied for patent term extensions to U.S. patents covering the TEGSEDI compound, composition and uses to recapture a portion of the term lost during regulatory review. Although we have applied for patent term extension for TEGSEDI, and plan on seeking patent term restoration for our other products, we may not succeed if, for example, we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we cannot obtain patent term restoration or the term of any such patent restoration is less than we request, our competitors may enter the market and compete against us sooner than we anticipate, and our ability to generate revenue could be materially adversely affected.

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

We are currently a small company. To continue the commercialization of TEGSEDI and commercialize our drugs in development that we are responsible for commercializing, we will need to increase our operations and expand our use of third-party contractors. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company including hiring additional staff within our regulatory, clinical and medical affairs groups and an in-house commercial organization initially focused on marketing and selling TEGSEDI and, if approved, WAYLIVRA. We have added a significant number of new employees to our sales and marketing capability to commercialize TEGSEDI.

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

The United Kingdom’s anticipated exit from the EU could increase these risks.

Our business activities outside of the United States are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the United Kingdom's Bribery Act 2010. In many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA. There is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.

The impact on us of the vote by the United Kingdom to leave the European Union cannot be predicted.

On June 23, 2016, the United Kingdom, or the UK, voted to leave the EU in an advisory referendum, which is generally referred to as Brexit. On March 29, 2017, the UK delivered notice under Article 50 of the Lisbon Treaty of its intent to leave the EU, beginning a two year negotiation period for the UK and the 27 remaining members of the EU to reach agreement on the terms of Brexit. The UK is a significant pharmaceutical market, and Brexit may lead to legal uncertainty and potentially divergent laws and regulations between the UK and the EU as the UK determines which EU laws to replicate or replace. We cannot predict whether or not the UK will significantly alter its current laws and regulations in respect of the pharmaceutical industry and, if so, what impact any such alteration would have on us or our business.

As part of Brexit, the EMA, currently situated in London, is expected to relocate to Amsterdam. There is a risk that the relocation process will interrupt current administrative routines and occupy resources, which may lead to delays in the EMA’s handling of our WAYLIVRA application and generally adversely affect our dealings with the EMA. Further, there is considerable uncertainty resulting from a lack of precedent and the complexity of the UK and EU’s intertwined legal regimes as to how Brexit will impact the life sciences industry in Europe, including our company, including with respect to ongoing or future clinical trials. The impact will largely depend on the model and means by which the UK’s relationship with the EU is governed post‑Brexit. For example, following Brexit, the UK will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the UK, the potential process for which is currently unclear. Brexit may adversely affect and delay our ability to commercialize, market and sell our product candidates in the UK.  Brexit may also result in a reduction of funding to the EMA if the UK no longer makes financial contributions to European institutions, such as the EMA. If UK funding is so reduced, it could create delays in the EMA issuing regulatory approvals for our product candidates and, accordingly, have a material adverse effect on our business, financial condition, results or prospects.

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

We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business partners face similar risks and any security breach of their systems could adversely affect our security posture. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

Prior to the completion of our IPO in July 2017, no public market for our common stock existed. An active public trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares. Additionally, as of February 20, 2019, Ionis owns approximately 75 percent of our outstanding common stock. Ionis intends to hold its shares of our common stock for the foreseeable future, which could reduce the public market for our stock.

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

Sales of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. Novartis has agreed that it will not sell any of its shares until the earlier of January 5, 2020 or six months after we stop developing a drug under our agreement with Novartis. Thereafter, Novartis may only sell a limited number of shares each day. In addition, as of February 20, 2019 Ionis owns 67,383,965 shares, or approximately 75 percent, of our common stock. While the shares of common stock held by Ionis are eligible for sale in the public market, any sales by Ionis will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, 18,500,000 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. To the extent the holders of these shares sell them into the market or our stockholders believe these sales might occur, the market price of our common stock could decline.

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

Changes in tax laws, regulations and treaties could affect our future taxable income.

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could materially affect us.  For Example, on December 22, 2017, the United States enacted H.R.1., known as the Tax Cuts and Jobs Act, which represented a substantial change to tax laws in the United States, but which did not have a material impact on our financial statements because we maintain a valuation allowance on all our net operating losses and other deferred tax assets.  However, any future changes in tax laws in any U.S. or non-U.S jurisdictions could have a material effect on our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is located in Boston, Massachusetts. We currently occupy approximately 30,175 square feet of office space. Our lease expires in November 2028. We also lease approximately 4,723 square feet of office space located in Carlsbad, California, which lease is set to expire in June 2023.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded publicly through The Nasdaq Global Select Market under the symbol “AKCA.” Prior to our initial public offering, or IPO, on July 19, 2017, there was no public trading market for our common stock. Our initial public offering was priced at $8.00 per share on July 17, 2017. On February 20, 2019, the closing price of our common stock on The Nasdaq Global Select Market was $26.25 per share.

As of February 20, 2019, there were 8 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Set forth below is a chart comparing the total return on an indexed basis of $100 invested on July 19, 2017, which is the date our shares began trading, in our common stock, the NASDAQ Composite Index (total return) and the NASDAQ Biotechnology Index through December 31, 2018. The total return assumes reinvestment of dividends. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Performance Graph (1)

Comparison of 18 Month Cumulative Total Return*

Among Akcea Therapeutics, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

*$100 invested on July 19, 2017 in stock or June 30, 2017 index, including reinvestment of dividends. Fiscal year ending December 31.

(1)

This section is not “soliciting material,” is not deemed “filed” with the SEC, is not subject to the liabilities of Section 18 of the Exchange Act and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Recent Sale of Unregistered Securities

During the year ended December 31, 2018, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

As of December 31, 2018, we have applied all of the offering proceeds in accordance with the planned use of proceeds from our offering as described in final prospectus for our IPO dated July 13, 2017 and filed with the SEC pursuant to Rule 424(b)(4). As of December 31, 2018, all expenses incurred in connection with our initial public offering had been paid.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

This selected financial data should be read in conjunction with our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. Our consolidated financial information may not be indicative of our future performance.  Set forth below are our selected consolidated financial data (in thousands, except per share amounts):

	Years Ended December 31,
	2018	2017 (1)	2016	2015	2014
		(as revised)
Consolidated Statement of Operations Data:
Product revenue	$2,237	$—	$—	$—	$—
Licensing revenue	$12,000	$—	$—	$—	$—
Research and development revenue under collaborative agreements	$50,630	$43,401	$—	$—	$—
Cost of sales - product	$1,820	$—	$—	$—	$—
Cost of sales - intangible asset amortization	$2,713	$—	$—	$—	$—
Cost of license	$7,200	$—	$—	$—	$—
Research and development expenses	$130,340	$126,890	$68,459	$50,885	$29,028
Selling, general and administrative expenses	$153,610	$36,981	$15,053	$10,553	$995
Net loss	$(225,821)	$(121,559)	$(83,217)	$(61,422)	$(30,023)
Net loss per share of preferred stock, basic and diluted	$—	$(1.80)	$(2.88)	$(2.13)	$(1.04)
Weighted-average shares of preferred stock outstanding, basic and diluted	—	15,748	28,885	28,885	28,885
Net loss per share of common stock owned by Ionis, basic and diluted	$(2.74)	$(3.08)	$—	$—	$—
Weighted-average shares of common stock outstanding owned by Ionis, basic and diluted	59,812,394	20,669,446	—	—	—
Net loss per share of common stock owned by others, basic and diluted	$(2.87)	$(3.08)	$—	$—	$—
Weighted-average shares of common stock outstanding owned by others, basic and diluted	21,553,407	9,593,322	—	—	—

	As of December 31,
	2018	2017 (1)	2016	2015
Consolidated Balance Sheet:		(as revised)
Cash, cash equivalents and short-term investments	$252,609	$260,130	$7,857	$64,310
Working capital	$186,574	$178,379	$(19,344)	$53,761
Total assets	$365,261	$268,804	$10,684	$66,067
Payable to Ionis	$18,901	$14,365	$24,355	$9,198
Series A convertible preferred stock	$—	$—	$100,000	$100,000
Common stock and additional paid-in capital	$799,090	$464,497	$—	$—
Accumulated deficit	$(522,042)	$(296,221)	$(174,662)	$(91,445)
Stockholders’ equity (deficit)	$276,724	$167,825	$(17,747)	$55,267

(1)

Reflects the impact of our adoption of the new revenue recognition accounting standard in 2018 (Topic 606). For additional details about our adoption of Topic 606, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements. This change is not reflected in our consolidated statement of operations data for 2015 or 2014 or in our consolidated balance sheet data for 2016 or 2015 as we did not have any revenues during these periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for each of the three years in the period ended December 31, 2018, and our financial condition at December 31, 2018. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, "Risk Factors." In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements as indexed on page F-1.

Overview

We are a commercial stage biopharmaceutical company developing and marketing drugs globally to treat patients with rare and serious diseases. We are bringing novel and transformative medicines to patients by driving clinical program execution, understanding patient and physician needs, preparing the market, creating market access, and commercializing our products on a global basis. As an affiliate of Ionis Pharmaceuticals, Inc., or Ionis, we have a robust portfolio of development-, registration- and commercial-stage drugs covering multiple targets and diseases using antisense therapeutics. Our immediate focus is on the commercial launch of our first commercially approved therapy, TEGSEDI in the United States, or U.S., the European Union, or E.U., and Canada. TEGSEDI treats the polyneuropathy caused by hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults. We are also focused on commercial preparations for WAYLIVRA in the E.U. and on regulatory discussions for WAYLIVRA in the U.S. and Canada. The Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, has adopted a positive opinion recommending conditional marketing authorization of WAYLIVRA as an adjunct to diet in adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The positive opinion will now be referred to the EC, which grants marketing authorization for medicines in the European Union, as well as to European Economic Area members Iceland, Liechtenstein and Norway. With this positive opinion, and, pending adoption of the positive opinion by the EC, we plan to leverage our existing commercial infrastructure in Europe to market WAYLIVRA. FCS is an ultra-rare, devastating hereditary disease that causes unpredictable and potentially fatal acute pancreatitis, chronic complications due to permanent organ damage, and a severe impact on daily living. The hallmark of FCS is extremely elevated triglycerides. There are approximately 3,000 to 5,000 patients with FCS worldwide. We are advancing a mature pipeline of novel drugs with the potential to treat multiple diseases. TEGSEDI, WAYLIVRA and our pipeline drugs, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and AKCEA-TTR-LRx, are all based on Ionis’ antisense technology platform.

We are continuing to build our current commercial infrastructure to support TEGSEDI, and plan to use this infrastructure to support WAYLIVRA in the E.U. and the other drugs in our pipeline, if approved, as we anticipate further commercialization in serious and rare diseases. A key element of our commercial strategy is to provide the specialized, patient-centric support required to successfully address rare disease patient populations. We believe our focus on treating patients with inadequately addressed rare and serious diseases will allow us to partner efficiently and effectively with the specialized medical community that supports these underserved patient communities. Our supply chain is fully operational in both the U.S. and E.U. To further support the hATTR amyloidosis community, Akcea and Ambry Genetics Corporation, or Ambry, a Konica Minolta company, launched hATTR Compass™ in the U.S. and Canada, a no-cost, confidential genetic testing and genetic counseling program for people with suspected hATTR amyloidosis. This program is intended to empower people with accurate genetic information, so they can make informed decisions about their healthcare.

In 2018, we obtained TEGSEDI and AKCEA-TTR-LRx, the ligand conjugated antisense, or LICA, drug in development for TTR, under an exclusive license from Ionis. With the licensing agreement, we have expanded our efforts to treat people with serious and under-served rare diseases focusing on transthyretin amyloidosis, or ATTR amyloidosis, and cardiometabolic diseases.

ATTR

TEGSEDI is an antisense drug designed to reduce the production of the TTR protein. In patients with hATTR amyloidosis, a severe, rare and fatal genetic disease, both the hereditary and wild-type, or wt, TTR protein builds up as fibrils in tissues, such as the peripheral nerves, heart, gastrointestinal system, eyes, kidneys, central nervous system, thyroid and bone marrow. The presence of TTR fibrils interferes with the normal functions of these tissues. The progressive accumulation of TTR amyloid deposits in these tissues and organs leads to sensory, motor and autonomic dysfunction often having debilitating effects on multiple aspects of a patient’s life and eventually leads to death.

We estimate that there are approximately 50,000 patients globally with hATTR amyloidosis, the majority of whom have symptoms of polyneuropathy.

TEGSEDI was discovered and developed by Ionis Pharmaceuticals and was licensed by us in April 2018. In addition to TEGSEDI, we and Ionis are developing AKCEA-TTR-LRx for hereditary and wild-type forms of transthyretin amyloidosis, or ATTR amyloidosis. We initiated clinical development of AKCEA-TTR-LRx in 2018.

Cardiometabolic

Our lipid/cardiometabolic drugs, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx, are all based on antisense technology developed by Ionis. We are focused on commercial preparations for WAYLIVRA in the E.U. and on regulatory discussions for WAYLIVRA the U.S. and Canada. The Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, has adopted a positive opinion recommending conditional marketing authorization of WAYLIVRA as an adjunct to diet in adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The positive opinion will now be referred to the EC, which grants marketing authorization for medicines in the European Union, as well as to European Economic Area members Iceland, Liechtenstein and Norway. With this positive opinion, and, pending adoption of the positive opinion by the EC, we plan to leverage our existing commercial infrastructure in Europe to market WAYLIVRA. On May 10, 2018, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee voted to support approval of WAYLIVRA for the treatment of people with FCS. On August 27, 2018, we and Ionis announced that we received a Complete Response Letter from the Division of Metabolism and Endocrinology Products of the FDA regarding the New Drug Application for WAYLIVRA. The FDA did not cite any new concerns beyond those described in the advisory committee briefing book, in which the main areas of focus were the dosing schedule and management of thrombocytopenia. We continue to feel strongly that WAYLIVRA demonstrates a favorable benefit/risk profile in people with FCS, as was reflected in the positive outcome from the Advisory Committee meeting. We received a preliminary notification of a Notice of Noncompliance withdrawal letter, or NON-W, from Health Canada for WAYLIVRA. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA.

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

Commercial Infrastructure

We are continuing to build our global infrastructure as we begin to commercialize TEGSEDI and prepare to commercialize WAYLIVRA in the E.U., and we have commercial teams in place in the U.S., E.U. and Canada. In addition, in August 2018, we entered into a licensing agreement with PTC Therapeutics International Limited, or PTC Therapeutics, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. A key element of our commercial strategy is to provide the specialized, patient-centric support required to successfully address rare disease patient populations. We believe our focus on treating patients with inadequately addressed rare and serious diseases will allow us to partner efficiently and effectively with the specialized medical community that supports these underserved patient communities.

To maximize the commercial potential of two of the drugs in our pipeline, we initiated a strategic collaboration with Novartis Pharma AG, or Novartis, for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. In February 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. Novartis is currently preparing to initiate a Phase 3 study of AKCEA-APO(a)-LRx in patients with established cardiovascular disease (CVD) and elevated levels of lipoprotein(a), or Lp(a). We believe Novartis brings significant resources and expertise to the collaboration that can accelerate our ability to deliver these potential therapies to the large populations of patients who have high cardiovascular risk due to inadequately treated lipid disorders. As part of our collaboration, we received $75.0 million in an upfront option payment, of which we retained $60.0 million and paid $15.0 million to Ionis as a sublicense fee. We also earned a $150.0 million license fee when Novartis exercised its option to license AKCEA-APO(a)-LRx of which we will pay $75.0 million to Ionis as a sublicense fee. We will pay Ionis the sublicense fee in Akcea common stock. Novartis is now responsible for all future development and commercialization activities for AKCEA-APO(a)-LRx. We are eligible to receive license fees, milestone payments and royalties on sales of AKCEA-APO(a)-LRx from Novartis if and when it meets the development, regulatory and sales milestones specified in our agreement. In connection with Novartis’ exercise of its option to exclusively license AKCEA-APO(a)-LRx, Akcea and Novartis established a more definitive framework under which they would negotiate the co-commercialization of AKCEA-APO(a)-LRx between the two companies in selected markets. Included in this framework is an option by which Novartis could solely commercialize AKCEA-APO(a)-LRx in exchange for Novartis paying Akcea increased commercial milestone payments based on sales of AKCEA-APO(a)-LRx. We will share any license fees, milestone payments and royalties equally with Ionis.

For AKCEA-APOCIII-LRx, under our agreement with Novartis, after we complete Phase 2 development and if Novartis exercises its option to license AKCEA-APOCIII-LRx, we would receive an additional $150.0 million license fee which we would also share equally with Ionis. If exercised, Novartis would conduct and pay for a Phase 3 cardiovascular outcome study in patients with hypertriglyceridemia and prior cardiovascular risk. If approved, Novartis would commercialize AKCEA-APOCIII-LRx worldwide. Novartis will have 60 days plus additional time that could be required for Hart-Scott-Rodino, or HSR, filing and review following the end-of-Phase 2 meeting to exercise its option for AKCEA-APOCIII-LRx. As part of the collaboration, we may co-commercialize AKCEA-APOCIII-LRx in selected markets, on mutually agreed terms and conditions. Similar to AKCEA-APO(a)-LRx, we are eligible to receive license fees, milestone payments and royalties on sales of AKCEA-APOCIII-LRx from Novartis if and when it meets the development, regulatory and sales milestones specified in our agreement. We will share any license fees, milestone payments and royalties equally with Ionis.

Our strategic collaboration with Novartis has a potential aggregate transaction value of over $1.0 billion, plus royalties, which we would generally be required to share equally with Ionis. The calculation of potential aggregate transaction value assumes that Novartis licenses, successfully develops and achieves regulatory approval for both AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx in the U.S., E.U. and Japan, and that Novartis achieves pre-specified sales targets with respect to both drugs. In addition, to the upfront payment that we have received, for AKCEA-APO(a)-LRx we are eligible to receive up to $675.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $360.0 million for the achievement of commercialization milestones. In addition, for AKCEA-APOCIII-LRx we are eligible to receive up to $530.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $240.0 million for the achievement of regulatory milestones and up to $265.0 million for the achievement of commercialization milestones. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx, and Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will pay 50% of these license fees, milestone payments and royalties to Ionis as a sublicense fee. See Note 6, Strategic Collaboration with Novartis, to our consolidated financial statements for additional information.

We began recognizing revenue under the collaboration with Novartis upon its initiation in 2017. Our collaboration revenue for 2018 was $50.6 million. In addition, we began to recognize TEGSEDI product revenue in 2018 and recognized licensing revenue in the third quarter of 2018 related to our collaboration and license agreement with PTC Therapeutics. Our product revenue and licensing revenue for 2018 was $2.2 million and $12.0 million respectively. Our total revenue for 2018 was $64.9 million. Our net losses have resulted from costs incurred in developing TEGSEDI, WAYLIVRA and the other drugs in our pipeline, preparing to commercialize TEGSEDI and potentially WAYLIVRA upon approval, and general and administrative activities associated with our operations. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. The transition to profitability is dependent upon the successful development, approval, and commercialization of our products and product candidates and the achievement of a level of revenue adequate to support our cost structure. We incur meaningful expenses to support commercialization, including manufacturing, marketing, sales and distribution functions. Further, we incur additional costs associated with operating as a public company.

As of December 31, 2018, we had cash, cash equivalents and investments of $252.6 million. We have funded our operating activities through a $100.0 million cash contribution that we received from Ionis in 2015, $75.0 million from initiating our collaboration with Novartis that we received in the first quarter of 2017 and $106.0 million in drawdowns under our line of credit with Ionis that we received in the first and second quarters of 2017. In July 2017, we completed our IPO and raised $182.3 million in net proceeds from the IPO including the $50.0 million Novartis concurrent private placement. In April 2018, we completed a licensing transaction with Ionis to commercialize TEGSEDI. In conjunction with this transaction, Ionis purchased 10.7 million shares of our common stock for $200.0 million. As a result of the MA approval for TEGSEDI in the EU, on August 3, 2018 we issued 1,597,571 shares of our common stock to Ionis as payment of the $40.0 million regulatory milestone for TEGSEDI, and as a result of the regulatory approval for TEGSEDI in the United States, on October 17, 2018 we issued 1,671,849 shares of our common stock to Ionis as payment of the $50.0 million regulatory milestone for TEGSEDI. See Note 7, License Agreements and Services Agreement with Ionis, to our  consolidated financial statements included in this Form 10-K for more information about our TTR licensing agreement with Ionis. We plan to use our cash, cash equivalents and investments on hand as of December 31, 2018 to further our commercialization efforts of TEGSEDI and WAYLIVRA and continue the advancement of our pipeline drugs.

We expect that our cash, cash equivalents and investments of $252.6 million as of December 31, 2018, together with the receipt of the $150.0 million license fee payment expected in March 2019 as a result of Novartis opt in for the ACKEA-APO(a)-LRx, and cash expected to be generated from sales of TEGSEDI, which has been approved in the U.S., the EU and Canada, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from issuance of these financial statements. However, we expect to raise additional funding in the future to continue developing the drugs in our pipeline and to commercialize TEGSEDI, or any other approved drug, including WAYLIVRA. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Our Relationship with Ionis

Ionis formed Akcea as a wholly owned subsidiary to complete development of and commercialize Ionis’ drugs to treat lipid disorders. We began business operations in January 2015. We licensed our cardiometabolic franchise from Ionis at the beginning of 2015. Prior to licensing these drugs, Ionis’ employees performed all of the development, regulatory and manufacturing activities for these drugs either themselves or through third-party providers. As such, Ionis incurred all of the expenses associated with these activities and reported them in its consolidated financial statements. TEGSEDI and AKCEA-TTR-LRx were licensed from Ionis in April 2018. Prior to then, Ionis had been advancing these drugs in development and incurring the expenses for those activities. Under our license agreements with Ionis, Ionis continued and is continuing to conduct development, regulatory or manufacturing activities for our drugs and to charge us for this work. As of December 31, 2018, Ionis owed approximately 75 percent of our outstanding stock.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, or GAAP. As such, we make certain estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations and financial condition. In the following paragraphs, we describe our most significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results. As described below, there are specific risks associated with these critical accounting policies and we caution that future events rarely develop exactly as one may expect, and that best estimates may require adjustment. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, are as follows:

Revenue Recognition

We began to record revenues from product sales in the fourth quarter of 2018 subsequent to the approval of TEGSEDI in the U.S., EU and Canada. Prior to the fourth quarter of 2018, our revenues were derived from our collaboration agreement with Novartis and collaboration and license agreement with PTC Therapeutics. The terms of such collaboration agreements may include consideration such as nonrefundable license fees, funding of research and development services, payments due upon the achievement of clinical and pre-clinical performance-based development milestones, regulatory milestones, manufacturing services, sales-based milestones and royalties on product sales.

Collaboration and License Revenue

On January 1, 2018, we adopted the new revenue standard, discussed below under Note 2, Summary of Significant Accounting Policies, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. Our adoption of the new revenue standard had a material impact on our consolidated financial statements, as discussed below in Note 2. This new revenue standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, then assess whether each promised good or service is distinct. When we offer options for additional goods or services, such as an option to license a drug in the future or for additional goods or services to be provided in the future, we evaluate whether such options are material rights that should be treated as additional performance obligations. We typically have not concluded that the option to license a drug or the options for additional goods or services that may be requested in the future under our collaboration agreement are material rights as the amounts attributable to such options represent standalone selling price, and therefore no consideration is allocated to these items at the inception of an agreement. When a partner exercises its option to license a drug or requests the additional goods or services, a new performance obligation is created for that item. Once performance obligations are identified, we then recognize as revenue the amount of the transaction price that we allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of an output or input method. As of December 31, 2018, we have three revenue streams: our strategic collaboration, option and license agreement, or collaboration agreement, with Novartis Pharma AG, or Novartis, which we entered into in January 2017, our collaboration and license agreement with PTC Therapeutics International Limited, or PTC Therapeutics, which we entered into in August 2018 and commercial product revenue related to sales of TEGESDI in the fourth quarter of 2018. For a complete discussion of the accounting for our revenue streams, see Note 6, Strategic Collaboration with Novartis, Note 8, Collaboration and License Agreement with PTC Therapeutics, and Note 2, Summary of Significant Accounting Policies.

Effective January 1, 2018, we adopted Topic 606 using the full retrospective transition method. Under this method, we revised our consolidated financial statements for prior period amounts including the periods included in this Report on Form 10-K, as if Topic 606 had been effective for such periods. The references “as revised” used herein refer to revisions of amounts originally reported for the year ended December 31, 2017 and as of December 31, 2017 as a result of our adoption of Topic 606.

Impact of Adoption

As a result of adopting Topic 606 on January 1, 2018, we revised our comparative financial statements for the prior years as if Topic 606 had been effective for that period. On September 18, 2018, we filed a Current Report on Form 8-K to present recast consolidated financial statements for each of the three years ended December 31, 2015, 2016 and 2017, to reflect our adoption of the new accounting standard for revenue recognition set forth in Topic 606. The financial information recast in the Form 8-K was originally filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on February 28, 2018. Under Topic 605, we recognized revenue from our collaboration with Novartis over time on a straight-line basis. Under Topic 606, we recognize revenue from our collaboration with Novartis using the input method based on the total cost of performing services over time. As a result, the following financial statement line items for fiscal year 2017 were affected.

Consolidated Balance Sheets

	December 31, 2017 (in thousands)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Current portion of deferred revenue	$58,192	$50,579	$7,613
Long-term portion of deferred revenue	12,501	8,306	4,195
Accumulated deficit	$(296,221)	$(284,413)	$(11,808)

Consolidated Statement of Operations and Comprehensive Loss

	Year Ended December 31, 2017 (in thousands, except per share data)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Research and development revenue under collaborative Agreement	$43,401	$55,209	$(11,808)
Loss from operations	(120,470)	(108,662)	(11,808)
Net loss	(121,559)	(109,751)	(11,808)
Net loss per share of preferred stock, basic and diluted	(1.80)	(1.55)	(0.25)
Net loss per share of common stock owned by Ionis, basic and diluted	(3.08)	(2.82)	(0.26)
Net loss per share of common stock owned by others, basic and diluted	$(3.08)	(2.82)	$(0.26)

Consolidated Statement of Cash Flows

	Years Ended December 31, 2017 (in thousands)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Net loss	$(121,559)	$(109,751)	$(11,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	70,693	58,885	11,808
Cash, cash equivalents and restricted cash at beginning of period	7,857	7,857	—
Cash, cash equivalents and restricted at end of period	$58,367	$58,367	$—

Product Revenue, Net

Subsequent to regulatory approval in Europe on July 11, 2018 and FDA approval in the U.S. on October 5, 2018, in the fourth quarter of 2018 we began to sell TEGSEDI in the U.S. and Germany.  In the U.S., the product is distributed through an exclusive distribution agreement with a third-party logistics (3PL) company that takes title to the product and represents our sole customer in the U.S.  Our U.S. customer distributes TEGSEDI to a specialty pharmacy and a specialty distributor (collectively referred to as “wholesalers”), who then distribute the product to health care providers and patients.  In Germany, the product is distributed through a non-exclusive distribution model with a 3PL that takes title to the product and currently represents our sole customer in Germany.  Our customer in Germany then distributes TEGSEDI to hospitals and pharmacies in Germany.

Revenue from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, upon transfer of title to the customer.  We record shipping and handling costs within cost of goods sold on our consolidated statement of operations. We classify payments to customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in our consolidated statements of operations. Otherwise payments to customers or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below.  Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. We have elected not to adjust consideration for the effects of a significant financing component when the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less.  Our payment terms are generally between thirty to ninety days.  We expense incremental costs of obtaining a contract as and when incurred since the expected amortization period of the asset that we would have recognized is one year or less.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between us and our customers, wholesalers, health care providers and other indirect customers relating to the sale of TEGSEDI. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following are the components of variable consideration related to product revenue:

Chargebacks:  In the U.S., we estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to our U.S. customer. Our U.S. customer charges us for the difference between what they pay for the product and the selling price to the qualified healthcare providers. We record reserves for these chargebacks related to product sold to our U.S. customer during the reporting period, as well as our estimate of product that remains in the distribution channel at the end of the reporting period that we expect will be sold to qualified healthcare providers in future periods.

Government rebates: We are subject to discount obligations under government programs, including Medicaid programs and Medicare in the United States. We estimate Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix.  These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses on our consolidated balance sheet.  For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments. In Germany, pharmaceutical companies must grant a specified rebate percentage to the German government. We have included this rebate as a reduction of revenue in the period the related product revenue is recognized.

Trade discounts and allowances: We provide customary invoice discounts on TEGSEDI sales to our U.S. customer for prompt payment that are recorded as a reduction of revenue in the period the related product revenue is recognized.  In addition, we receive and pay for various distribution services from our U.S. customer and wholesalers in the U.S. distribution channel.  For services that are either not distinct from the sale of our product or for which we cannot reasonably estimate the fair value, such fees are classified as a reduction of product revenue.

Product Returns: Our U.S. customer has return rights and the wholesalers have limited return rights primarily related to the product’s expiration date. We estimate the amount of product sales that may be returned and record the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized. Based on the distribution model for TEGSEDI, contractual inventory limits with our customer and wholesalers and the price of TEGSEDI, we believe there will be minimal returns. Our customer in Germany only takes title to the product once it receives an order from a hospital or pharmacy and therefore does not maintain any inventory of TEGSEDI. Therefore, there is limited return risk and the Company has not recorded any return estimate in the transaction price for TEGSEDI sold in Germany.

Other incentives:  In the U.S., other incentives include co-payment assistance we provide to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue. The estimate is recorded as a reduction of revenue in the same period the related revenue is recognized.

During the year ended December 31, 2018, we recorded product revenue, net, of $2.2 million, which consist of $1.2 million of TEGSEDI sales in the U.S., and $1.0 million of TEGSEDI sales in Germany. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the year ended December 31, 2018 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2017	$—	$—	$—	$—
Provision related to current period sales	50	293	5	348
Adjustment related to prior period sales	—	—	—	—
Credit or payments made during the period	—	—	—	—
Balance at December 31, 2018	$50	$293	$5	$348

Inventory

Prior to the regulatory approval of our product candidates, we incur expenses for the manufacturing of drug product that could potentially be available to support the commercial launch of our products. Until the first reporting period when regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expense.

For inventory related costs incurred subsequent to July 1, 2018, we reflected these amounts as inventory on our consolidated balance sheets at the lower of cost or market value under the first-in, first-out, or FIFO, basis. We periodically analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by our management and if actual market conditions are less favorable than projected by our management, additional write-downs of inventory may be required which would be recorded as a cost of product sales in the consolidated statements of operations.

At December 31, 2018 a majority of our physical inventory for TEGSEDI was produced prior to when we obtained regulatory approval and accordingly had no cost basis as we recorded the related costs as research and development expense in prior periods. At December 31, 2018 the amount of finished goods recorded in our consolidated balance sheets in other current assets related to our approved product TEGSEDI was $85,000.

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

In addition, we maintain definite-lived intangible assets related to regulatory milestone payments made to Ionis that are recoverable through future cash flows from approved products, which are capitalized as license intangible assets. These assets are amortized over their remaining useful lives, which are generally estimated to be the remaining patent life. If our estimate of the product’s useful life is shorter than the remaining patent life, then the shorter period is used. Intangible assets are amortized using the economic consumption method if anticipated future revenue can be reasonably estimated. The straight-line method is used when future revenue cannot be reasonably estimated. Amortization expense is recorded as a component of cost of sales to the extent the underlying license is commercialized or research and development prior to its commercialization in the consolidated statements of operations.

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

See Note 9, Equity and Stock-based Compensation, for additional information regarding our stock-based compensation plans.

Income Taxes

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

Results of Operations

In order to analyze and compare our results of operations to other similar companies, we believe it is important to exclude non-cash stock-based compensation expense related to equity awards from our expenses. We believe non-cash stock-based compensation expense is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding it. All numbers presented below exclude stock-based compensation expense unless otherwise indicated.

Comparison of the Years Ended December 31, 2018 and 2017 (as revised)

Revenue

The following table sets forth our revenue for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017
		(as revised)
Product revenue	$2,237	$—
Licensing revenue	12,000	—
Research and development revenue under collaboration agreement	50,630	43,401
Total revenue	$64,867	$43,401

Product revenue. Product revenue of $2.2 million for 2018 relates to sales of TEGSEDI in the Unites States and Germany. For the year ended December 31, 2017, we did not generate any product revenue.

Licensing revenue. Licensing revenue of $12.0 million for 2018 relates to the upfront payment received from PTC Therapeutics related to our PTC License Agreement entered into in August 2018. For the year ended December 31, 2017, we did not generate any licensing revenue.

Research and development revenue. In 2018, we recognized $50.6 million compared to $43.4 million in 2017 (as revised), in research and development revenue from our collaboration with Novartis. The increase in research and development revenue is primarily the result of level of efforts related to activities for our AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx programs.

Cost of sales and license expense

The following table sets forth our cost of sales and license expense for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017
Cost of sales - product	$1,660	$—
Cost of sales - intangible asset amortization	2,713	—
Cost of license	7,200	—
Total cost of sales and license expenses, excluding non-cash stock-based compensation expense	11,573	—
Non-cash stock-based compensation expense	160	—
Total cost of sales and license expenses	$11,733	$—

Cost of sales – product expense of $1.7 million for 2018 consists of period costs and certain fixed costs associated with the manufacturing of TEGSEDI. We do not expect fixed costs will increase in direct correlation to sales. Based on our policy, we expense costs associated with the manufacture of our products as research and development prior to regulatory approval. Certain product costs of TEGSEDI units recognized as revenue during the year ended December 31, 2018 were incurred prior to the July 2018 EU approval, and therefore are not included in cost of sales during the year.  We expect cost of sales to increase as we deplete these inventories. The cost of units sold during the period for which there was no cost basis was $0.1 million for the year ended December 31, 2018.  No product cost of sales was recorded for the year ended December 31, 2017. All amounts exclude non-cash compensation expense related to equity awards.

Cost of sales expense – intangible asset amortization of $2.7 million for 2018 consist of amortization of intangible assets recorded as a result of the achievement of TEGSEDI regulatory milestones in the U.S. and E.U. All amounts exclude non-cash compensation expense related to equity awards.

Cost of license of $7.2 million for 2018 consists of TTR sub-license expense due to Ionis related to the payment received as part of the licensing agreement entered into with PTC Therapeutics in August 2018. No license cost of sales was recorded for the year ended December 31, 2017. All amounts exclude non-cash compensation expense related to equity awards.

Research and development expense

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017
External TEGSEDI expenses	26,044	—
External WAYLIVRA expenses	22,246	26,505
Other external research and development projects expenses	40,560	21,789
Research and development personnel and overhead expenses	32,055	21,572
Sublicensing expenses	—	48,394
Total research and development expenses, excluding non-cash stock-based compensation expense	120,905	118,260
Non-cash stock-based compensation expense	9,435	8,630
Total research and development expenses	$130,340	$126,890

Research and development expenses were $120.9 million for the year 2018 compared to $118.3 million for the same period in 2017. The slight increase in research and development expenses was primarily due to development activities related to TEGSEDI, development activities related to our Phase 2b studies for AKCEA APOCIII-LRx and AKCEA-ANGPTL3-LRx which were initiated in the first quarter of 2018 and personnel and overhead expense to support our development efforts. This increase was offset primarily due to sublicensing expenses related to our collaboration with Novartis, which we incurred in the first quarter of 2017, the majority of which were non-cash, a decrease in development activities for AKCEA APO(a)-LRx as the clinical study ended, finished data collection and reported topline results, as well as a decrease in development activities for WAYLIVRA. All amounts exclude non-cash compensation expense related to equity awards.

Selling, general and administrative expense

The following table sets forth our selling, general and administrative expenses for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017
Selling, general and administrative expenses	$118,923	$28,072
Non-cash compensation expense related to equity awards	34,687	8,909
Total Selling, general and administrative expenses	$153,610	$36,981

Selling, general and administrative expenses were $118.9 million for 2018 compared to $28.1 million for the same period in 2017. Our selling, general and administrative expenses increased due to the ongoing buildout of our commercial organization and advancement of pre-commercialization and commercialization activities necessary to launch TEGSEDI in the U.S., the EU and Canada, and WAYLIVRA, if approved for marketing in the EU. All amounts exclude non-cash compensation expense related to equity awards.

Other income and other expense

Investment income. Investment income for 2018 totaled $5.7 million compared to $1.8 million for the same period in 2017. The increase in investment income was primarily due to a higher average investment balance and an increase in the interest rates on high quality debt and U.S. government agencies investments during 2018 compared to 2017.

Interest expense. Interest expense is comprised entirely of interest incurred under our line of credit agreement with Ionis. We incurred no interest expense during 2018. Interest expense for 2017 totaled $1.7 million. The outstanding principal and accrued interest under our line of credit converted into 13,438,339 shares of our common stock in connection with the closing of our IPO in July 2017 and we no longer have access to this line of credit following the closing of our IPO.

Net Loss and Net Loss Per Share

Net loss for 2018 was $225.8 million compared to $121.6 million for the same period in 2017 (as revised). We incurred a higher net loss during 2018 compared to 2017 primarily due to the development and pre-commercialization and commercial activities for TEGSEDI, the increase in expenses related to pre-commercialization and development activities for WAYLIVRA and our other drugs, and the ongoing global expansion of our company. Basic and diluted net loss per preferred share for the year ended December 31, 2017 (as revised) was $1.80. We had no outstanding preferred shares at December 31, 2018. Basic and diluted net loss per common share owned by Ionis and owned by others for the year ended December 31, 2018 was $2.74 and $2.87, respectively. Basic and diluted net loss per common share owned by Ionis and owned by others for the year ended December 31, 2017 (as revised) was $3.08.

Comparison of the Years Ended December 31, 2017 (as revised) and 2016

Revenue

For the year ended December 31, 2017, we recognized $43.4 million in research and development revenue (as revised) from our collaboration with Novartis, which we initiated in January 2017. For the year ended December 31, 2016, we did not generate any revenue.

Research and development expense

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016
External WAYLIVRA expenses	$26,505	$38,403
Other external research and development projects expenses	21,789	11,567
Research and development personnel and overhead expenses	21,572	13,913
Sublicensing expenses	48,394	—
Total research and development expenses, excluding non-cash stock-based compensation expense	118,260	63,883
Non-cash stock-based compensation expense	8,630	4,576
Total research and development expenses	$126,890	$68,459

Research and development expenses were $118.3 million for 2017 and increased compared to $63.9 million for 2016. The increase in expenses was primarily due to sublicensing expenses related to our collaboration with Novartis, which we incurred in the first quarter of 2017, the majority of which were non-cash. The progression of our other drugs in development, including AKCEA-APO(a)-LRx, AKCEA-APOCIII-LRx and AKCEA-ANGPTL3-LRx, during 2017 also contributed to the increase in our expenses. In particular we commenced four Phase 2 trials in 2017. This increase in research and development expenses was offset in part by a decrease in external WAYLIVRA expenses primarily related to the completion of the phase 3 program. All amounts exclude non-cash compensation expense related to equity awards.

Selling, general and administrative expense

The following table sets forth our selling, general and administrative expenses for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016
Selling, general and administrative expenses	$28,072	$9,480
Non-cash compensation expense related to equity awards	8,909	5,573
Total Selling, general and administrative expenses	$36,981	$15,053

Selling, general and administrative expenses were $28.1 million for 2017 and increased compared to $9.5 million for 2016. Our general and administrative expenses increased due to the ongoing buildout of our commercial organization and advancement of pre-commercialization activities necessary to launch WAYLIVRA, if approved for marketing in the US, Canada and certain EU countries. All amounts exclude non-cash compensation expense related to equity awards.

Other income and other expense

Investment income. Investment income for 2017 totaled $1.8 million compared to $0.3 million for 2016. The increase in investment income was primarily due to a higher average short-term investment balance and an increase in the interest rates on high quality debt and U.S. government agencies investments during 2017 compared to 2016.

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

Net Loss and Net Loss Per Share

Net loss for 2017 (as revised) was $121.6 million compared to $83.2 million for 2016. Basic and diluted net loss per preferred share for the year ended December 31, 2017 (as revised) was $1.80 compared to $2.88 for 2016. Basic and diluted net loss per common share owned by Ionis and owned by others for the year ended December 31, 2017 (as revised) was $3.08. We had no outstanding common stock at December 31, 2016. We incurred a higher net loss in 2017 compared to 2016 primarily due to the increase in expenses related to pre-commercialization and development activities for our drugs, sublicensing expenses related to our collaboration with Novartis, the ongoing global expansion of our company and becoming and operating as a public company.

Liquidity and Capital Resources

At December 31, 2018, we had cash, cash equivalents and investments of $252.6 million and accumulated deficit of $522.0 million.

We have funded our operating activities through a $100.0 million cash contribution that we received from Ionis in 2015, $75.0 million from initiating our collaboration with Novartis that we received in the first quarter of 2017 and $106.0 million in drawdowns under our line of credit with Ionis that we received in the first and second quarters of 2017. Our borrowings under our line of credit agreement with Ionis converted into shares of our common stock at the IPO price in connection with the closing of our IPO in July 2017. We no longer have access to the line of credit. Additionally, in July 2017 we received $182.3 million in net proceeds from our IPO, including $25.0 million Ionis invested in our IPO and the Novartis concurrent private placement of $50.0 million.

In April 2018, the stockholders other than Ionis and its affiliates approved the development, commercialization, collaboration and license agreement, or TTR License Agreement, pursuant to which we acquired an exclusive license from Ionis to TEGSEDI and AKCEA-TTR-LRx and a stock purchase agreement, or Ionis SPA, with Ionis, our majority shareholder, which we entered into on March 14, 2018. To support our commercialization of TEGSEDI and AKCEA-TTR-LRx, Ionis purchased 10.7 million shares of our common stock for $200.0 million.

At December 31, 2018, we had working capital of $186.5 million compared to working capital of $178.4 million at December 31, 2017. Working capital increased in 2018 primarily due to the increase in our cash, cash equivalents and investments as a result of our financing activities. This increase is offset by activities related to our normal course of business. As of December 31, 2018, our outstanding payable to Ionis was $18.9 million under our Amended Services Agreement with Ionis

TEGSEDI is approved in the U.S., E.U. and Canada and we are now beginning our commercialization efforts in these three regions. We began to generate product revenue from TEGSEDI drug sales in the fourth quarter of 2018. We anticipate that we will continue to incur losses for the foreseeable future, and losses may continue to increase as we develop, seek regulatory approval for, and begin to commercialize our other pipeline drugs. We are subject to all of the risks incident in developing and commercializing new drugs and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

On February 22, 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx as part of our strategic collaboration with Novartis discussed in Note 6, Strategic Collaboration with Novartis. As a result we earned a license fee of $150.0 million of which we will pay $75.0 million to Ionis as a sublicense fee. We will issue 2,837,373 shares of our common stock to Ionis as payment of the $75.0 million sublicense fee.

Future Funding Requirements

We expect to raise additional funding in the future to continue developing the drugs in our pipeline and to expand our commercial efforts for TEGSEDI, which has been approved in the U.S., E.U. and Canada, and WAYLIVRA, for which we are in on going regulatory discussion in those same jurisdictions. We expect that our cash, cash equivalents and investments of $252.6 million as of December 31, 2018, together with the receipt of the $150.0 million license fee payment expected in March 2019 as a result of Novartis opt in for the ACKEA-APO(a)-LRx, and cash expected to be generated from sales of TEGSEDI, which has been approved in the U.S., the EU and Canada, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from issuance of these financial statements. Until such time, if ever, as we can generate substantial product revenue, we may finance our cash needs through additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. In any event, we may not generate significant revenue from product sales prior to the use of our existing cash, cash equivalents and investments. We do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. If we raise additional funds through collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our drugs or grant licenses on terms that may not be favorable to us. If we cannot raise additional funds through stock offerings or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our drugs even if we would otherwise prefer to develop and commercialize the drugs ourselves.

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

Contractual Obligations and Commitments

	Payments due by period
Year Ending December 31,	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$23,688	$2,308	$4,711	$4,805	$11,864
Purchase commitments	5,033	5,033	—	—	—
Total	$28,721	$7,341	$4,711	$4,805	$11,864

Operating Lease

On April 5, 2018, we entered into an operating lease agreement with MEPT Seaport 13 Stillings LLC, or MEPT, for 30,175 square feet of office space located in Boston, Massachusetts for our new corporate headquarters. The commencement date of the lease was August 2018 and the initial term of the lease is 123 months with one five-year renewal option. We took occupancy of the office space in Boston, Massachusetts in September 2018. MEPT is providing us with a three-month free rent period, which commenced on August 15, 2018, and a tenant improvement allowance up to $3.8 million. We provided MEPT with a letter of credit to secure our obligations under the lease in the initial amount of $2.4 million, to be reduced to $1.8 million on the third anniversary of the rent commencement date and to $1.2 million on the fifth anniversary of the rent commencement date if we meet certain conditions set forth in the lease at each such time. This balance is included in deposits and other assets on the accompanying consolidated balance sheets.

On November 12, 2018, we entered into an operating lease agreement with Ionis Pharmaceuticals to sublease 4,723 square feet of office space located in Carlsbad, California.  The commencement date was March 2018 and the term of the lease is 64 months with a four-month free rent period.

Rent expense for the year ended December 31, 2018, 2017 and 2016 was $2.4 million, $0.7 million and $0.4 million, respectively.  We recognize rent expense on a straight-line basis over the lease term for the lease of our office spaces, which resulted in a deferred rent balance of $4.8 million and $39,000 at December 31, 2018 and 2017, respectively.

Purchase Commitments

Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including, fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Such obligations are related principally to inventory purchase orders based on our current manufacturing needs and require significant lead times to be fulfilled by our vendors.  Purchase commitments exclude agreements that are cancelable without penalty

License Fee Payment

On February 22, 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx as part of our strategic collaboration with Novartis discussed in Note 6, Strategic Collaboration with Novartis to our consolidated financial statements included in this Form 10-K. As a result we earned a license fee of $150.0 million of which we will pay $75.0 million to Ionis as a sublicense fee. We will issue 2,837,373 shares of our common stock to Ionis as payment of the $75.0 million sublicense fee.

Recently Issued Accounting Pronouncements

We describe the recently issued accounting pronouncements that apply to us in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements.

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

Foreign Exchange Risk

Our results of operations are subject to foreign currency exchange rate fluctuations as we have foreign subsidiaries, Akcea Therapeutics UK Ltd., or Akcea UK, Akcea Therapeutics Canada, Inc., or Akcea Canada, Akcea Therapeutics France SAS, , or Akcea France, Akcea Therapeutics Germany GmbH, or Akcea Germany, and Akcea Therapeutics Ireland Limited, or Akcea Ireland with functional currencies other than the U.S. dollar. We created these foreign subsidiaries to support our initial pre-commercialization activities in North America and Europe and to serve as potential entities for future North American and European operations. We translate the foreign subsidiaries' functional currencies to our reporting currency, the U.S. dollar. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in the foreign currencies to U.S. dollar exchange rate which are difficult to predict. However, because the Akcea foreign subsidiaries currently have limited operations, the effect of fluctuations of the foreign currencies to U.S. dollar exchange rate on our consolidated results is immaterial to our consolidated financial statements.  Our business strategy incorporates potentially significant international expansion, particularly in anticipation of approval of WAYLIVRA, therefore we expect that the impact of foreign currency exchange rate fluctuations may become more substantial in the future.

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

As of the end of the period covered by this report on Form 10-K, we carried out an evaluation of our disclosure controls and procedures under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officer and effected by the company's board of preparation of financial statements for external purposes in accordance with GAAP and directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company's assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018, based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies

Changes in Internal Control Over Financial Reporting

The above assessment did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information required by this Item with respect to directors and the Audit Committee from the information under the caption "ELECTION OF DIRECTORS," including in particular the information under "Nominating, Governance and Review Committee" and "Audit Committee," contained in our definitive information statement (the "Information Statement"), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

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

Item 1, Part I of this Report contains information concerning our executive officers. We incorporate by reference the information required by this Item concerning compliance with Section 16(a) of the Exchange Act from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Information Statement to be filed within 120 days after the end of the fiscal year ended December 31, 2018.

(1)	Any information that is included on or linked to our website is not part of this Form 10-K.

Item 11. Executive Compensation

We incorporate by reference the information required by this item to the information under the caption "EXECUTIVE COMPENSATION," "Compensation Committee Interlocks and Insider Participation" and "COMPENSATION COMMITTEE REPORT" contained in the Information Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information required by this item to the information under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" contained in the Information Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2018.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders (a)	11,010,828	$15.00	2,578,939	(b)

Total	11,010,828	$15.00	2,578,939

(a)	Consists of two Akcea plans: 2015 Equity Incentive Plan and 2017 Employee Stock Purchase Plan, or ESPP.
(b)

Of these shares, 968,449 remained available for purchase under the ESPP as of December 31, 2018. The ESPP incorporates an evergreen formula pursuant to which on January 1 of each year, we automatically increase the aggregate number of shares reserved for issuance under the plan by an amount equal to the lesser of (i) 1% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, and (ii) 500,000 shares of Common Stock shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information required by this item to the information under the captions "Independence of the Board of Directors" and "Certain Relationships and Related Transactions" contained in the Information Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services

We incorporate by reference the information required by this item to the information under the caption "Ratification of Selection of Independent Auditors" contained in the Information Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

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

(a)(3) Index to Exhibits

Item 16. Form 10-K Summary

Not Applicable.

Index to EXHIBITS

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38137	3.1	July 19, 2017
3.2	First Amendment to Amended and Restated Certificate of incorporation of the Registrant	8-K	001-38137	3.1	April 17, 2018
3.3	Second Amendment to Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38137	3.1	May 7, 2018
3.4	Amended and Restated Bylaws of the Registrant	8-K	001-38137	3.2	July 19, 2017
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Form of Common Stock Certificate of the Registrant	S-1	333-216949	4.1	June 20, 2017
4.3	Amended and Restated Investor Rights Agreement by and among the Registrant and Ionis Pharmaceuticals, Inc., dated March 14, 2018	8-K	001-38137	4.1	March 15, 2018
4.4	Form of Indenture, between the Registrant and one or more trustees to be named	S-3	333-227403	4.4	September 18, 2018
10.1#	Collaboration and License Agreement by and among the Registrant and PTC Therapeutics International Limited, dated August 1, 2018	10-Q	001-38137	10.1	November 6, 2018
10.2	Operating Lease Agreement by and among Registrant and MEPT Seaport 13 Stillings LLC, dated April 5, 2018	10-Q	001-38137	10.1	August 7, 2018
10.3*	Operating Sublease Agreement by and among Registrant and Ionis Pharmaceuticals, Inc., dated November 12, 2018
10.4†	Form of Indemnity Agreement	S-1	333-216949	10.1	April 10, 2017
10.5†	2015 Equity Incentive Plan, as amended, and Form of Award Agreement	8-K	001-38137	10.1	November 23, 2018
10.6†	2017 Employee Stock Purchase Plan	S-1	333-216949	10.3	June 20, 2017
10.7#	Development, Commercialization and License Agreement by and among Registrant and Ionis Pharmaceuticals, Inc., dated December 18, 2015	S-1	333-216949	10.4	March 27, 2017
10.8#	Services Agreement by and among Registrant and Ionis Pharmaceuticals, Inc., dated December 18, 2015	S-1	333-216949	10.5	March 27, 2017
10.9	Senior Unsecured Line of Credit by and among Registrant and Ionis Pharmaceuticals, Inc., dated January 18, 2017	S-1	333-216949	10.6	March 27, 2017
10.10#	Strategic Collaboration, Option and License Agreement by and among Registrant and Novartis Pharma AG, dated January 5, 2017	S-1	333-216949	10.7	March 27, 2017
10.11	Stock Purchase Agreement by and among Registrant, Ionis Pharmaceuticals, Inc. and Novartis Pharma AG, dated January 5, 2017	S-1	333-216949	10.8	March 27, 2017
10.12*†	Non-Employee Director Compensation Plan

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
10.13†	Offer Letter Agreement between Registrant and Paula Soteropoulos, dated November 17, 2014	S-1	333-216949	10.12	March 27, 2017
10.14†	Offer Letter Agreement between Registrant and Jeffrey M. Goldberg, dated January 5, 2015	S-1	333-216949	10.13	March 27, 2017
10.15†	Offer Letter Agreement between Registrant and Louis St. L. O’Dea, dated January 18, 2016	S-1	333-216949	10.14	March 27, 2017
10.16#	Letter Agreement regarding Development, Commercialization and License Agreement between Registrant and Ionis Pharmaceuticals, Inc., dated January 18, 2017	S-1	333-216949	10.15	March 27, 2017
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in the signature page to this Report)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Akcea Therapeutics, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive loss, (iv) consolidated statements of stockholders' equity, (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements (detail tagged).

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portion have been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March, 2019.

AKCEA THERAPEUTICS, INC.

By:	/s/ PAULA SOTEROPOULOS
Paula Soteropoulos
Chief Executive Officer and Director (Principal executive officer)

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

Signatures	Title	Date

/s/ PAULA SOTEROPOULOS	Chief Executive Officer and Director	March 1, 2019
Paula Soteropoulos	(Principal executive officer)

/s/ MICHAEL MACLEAN	Chief Financial Officer	March 1, 2019
Michael MacLean	(Principal financial and accounting officer)

/s/ SARAH BOYCE	President and Director	March 1, 2019
Sarah Boyce

/s/ CHRISTOPHER GABRIELI	Chairman of the Board	March 1, 2019
Christopher Gabrieli

/s/ EDWARD M. FITZGERALD	Director	March 1, 2019
Edward M. Fitzgerald

/s/ ELAINE HOCHBERG	Director	March 1, 2019
Elaine Hochberg

/s/ B. LYNNE PARSHALL	Director	March 1, 2019
B. Lynne Parshall, J.D.

/s/ SANDFORD D. SMITH	Director	March 1, 2019
Sandford D. Smith

/s/ RICHARD A. MOSCICKI	Director	March 1, 2019
Richard A. Moscicki

/s/ DAMIEN MCDEVITT	Director	March 1, 2019
Damien McDevitt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Akcea Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akcea Therapeutics, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2017 and 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

March 1, 2019

AKCEA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2018	2017
		(as revised)
ASSETS
Current assets:
Cash and cash equivalents	$86,454	$58,367
Short-term investments	166,155	201,763
Accounts receivable	4,597	5,413
Other current assets	10,029	1,302
Total current assets	267,235	266,845
Property, plant and equipment, net	5,696	77
Licenses, net	88,914	1,221
Deposits and other assets	3,416	661
Total assets	$365,261	$268,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,068	$2,381
Payable to Ionis Pharmaceuticals, Inc.	18,901	14,365
Accrued compensation	8,583	4,083
Accrued liabilities	14,787	7,570
Current portion of deferred revenue	25,354	58,192
Other current liabilities	968	1,875
Total current liabilities	80,661	88,466
Long-term portion of deferred rent	4,442	12
Long-term portion of deferred revenue	3,434	12,501
Total liabilities	88,537	100,979
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 and 100,000,000 shares authorized, 89,345,978 and 66,541,629 shares issued and outstanding at December 31, 2018 and 2017, respectively.	89	67
Additional paid-in capital	799,001	464,430
Accumulated other comprehensive loss	(324)	(451)
Accumulated deficit	(522,042)	(296,221)
Total stockholders’ equity	276,724	167,825
Total liabilities and stockholders’ equity	$365,261	$268,804

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Years Ended December 31,
	2018	2017	2016
		(as revised)
Revenue:
Commercial revenue:
Product revenue	$2,237	$—	$—
Licensing revenue	12,000	—	—
Total commercial revenue	14,237	—	—
Research and development revenue under collaborative agreement	50,630	43,401	—
Total revenue	64,867	43,401	—

Expenses:
Cost of sales - product	1,820	—	—
Cost of sales - intangible asset amortization	2,713	—	—
Cost of license	7,200	—	—
Research and development	130,340	126,890	68,459
Selling, general and administrative	153,610	36,981	15,053
Total expenses	295,683	163,871	83,512

Loss from operations	(230,816)	(120,470)	(83,512)

Other income (expense):
Investment income	5,631	1,813	295
Interest expense	—	(1,731)	—
Other income (expense)	(189)	104	—

Loss before income tax expense	(225,374)	(120,284)	(83,217)

Income tax expense	(447)	(1,275)	—

Net loss	$(225,821)	$(121,559)	$(83,217)

Net loss per share of preferred stock, basic and diluted	$—	$(1.80)	$(2.88)
Weighted-average shares of preferred stock outstanding, basic and diluted	—	15,748,009	28,884,540
Net loss per share of common stock owned by Ionis, basic and diluted	$(2.74)	$(3.08)	$—
Weighted-average shares of common stock outstanding owned by Ionis, basic and diluted	59,812,394	20,669,446	—
Net loss per share of common stock owned by others, basic and diluted	$(2.87)	$(3.08)	$—
Weighted-average shares of common stock outstanding owned by others, basic and diluted	21,553,407	9,593,322	—

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2018	2017	2016
		(as revised)
Net loss	$(225,821)	$(121,559)	$(83,217)
Unrealized gains (losses) on investments, net of tax	144	(337)	75
Currency translation adjustment	(17)	(93)	(21)
Comprehensive loss	$(225,694)	$(121,989)	$(83,163)

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	Convertible				Additional	Accumulated Other	Accumulated	Total Stockholders'
	Preferred Stock		Common Stock		Paid In	Comprehensive	Deficit	Equity (Deficit)
Description	Shares	Amount	Shares	Amount	Capital	Loss	(as revised)	(as revised)
Balance at December 31, 2015	28,885	$100,000	—	$—	$46,787	$(75)	$(91,445)	$55,267
Net loss	—	—	—	—	—	—	(83,217)	(83,217)
Change in unrealized gains, net of tax	—	—	—	—	—	75	—	75
Currency translation adjustment	—	—	—	—	—	(21)	—	(21)
Stock-based compensation expense	—	—	—	—	10,149	—	—	10,149
Balance at December 31, 2016	28,885	$100,000	—	$—	$56,936	$(21)	$(174,662)	$(17,747)
Net loss	—	—	—	—	—	—	(121,559)	(121,559)
Change in unrealized gains (losses), net of tax	—	—	—	—	—	(337)	—	(337)
Currency translation adjustment	—	—	—	—	—	(93)	—	(93)
Conversion of convertible preferred stock to common stock	(28,885)	(100,000)	28,885	29	99,971	—	—	—
Initial public offering of common stock, net of commissions, underwriting discounts and offering costs	—	—	17,969	18	132,273	—	—	132,291
Issuance of common stock in connection with conversion of line of credit with Ionis Pharmaceuticals Inc. together with accrued interest	—	—	13,438	14	107,717	—	—	107,731
Issuance of common stock in connection with private placement	—	—	6,250	6	49,994	—	—	50,000
Stock-based compensation expense	—	—	—	—	17,539	—	—	17,539
Balance at December 31, 2017	—	$—	66,542	$67	$464,430	$(451)	$(296,221)	$167,825
Net loss	—	—	—	—	—	—	(225,821)	(225,821)
Change in unrealized gains (losses), net of tax	—	—	—	—	—	144	—	144
Currency translation adjustment	—	—	—	—	—	(17)	—	(17)
Exercise of common stock options	—	—	831	1	6,621	—	—	6,622
Issuance of common stock in connection with employee stock purchase plan	—	—	32	—	341	—	—	341
Issuance of restricted common stock	—	—	5	—	—	—	—	—
Stock compensation expense	—	—	—	—	44,282	—	—	44,282
Issuance of common stock to Ionis in connection with TTR License Agreement	—	—	18,667	18	200,094	—	—	200,112
Distribution to Ionis in connection with the TTR license transaction	—	—	—	—	(7,792)	—	—	(7,792)
Issuance of common stock to Ionis in connection with TEGSEDI regulatory milestones	—	—	3,269	3	89,997	—	—	90,000
Capital contribution from Ionis	—	—	—	—	1,028	—	—	1,028
Balance at December 31, 2018	—	—	89,346	$89	$799,001	$(324)	$(522,042)	$276,724

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2018	2017	2016
		(as revised)
Operating activities:
Net loss	$(225,821)	$(121,559)	$(83,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	307	108	12
Amortization of licenses	2,870	120	119
Amortization of discount/premium on investment securities, net	(23)	499	170
Non-cash interest expense for line of credit with Ionis Pharmaceuticals, Inc.	—	1,731	—
Non-cash sublicensing expense	—	33,394	—
Stock-based compensation expense	44,282	17,539	10,149
Changes in operating assets and liabilities:
Accounts receivable	816	(5,413)	—
Other current and long-term assets	(8,765)	(1,761)	64
Accounts payable	8,444	1,905	(54)
Payable to Ionis Pharmaceuticals, Inc.	4,527	(43,385)	15,157
Accrued compensation	4,500	1,578	1,582
Deferred rent	1,203	(15)	20
Accrued liabilities	7,217	6,587	637
Income taxes payable	(540)	1,789	—
Deferred revenue	(41,905)	70,693	—
Net cash used in operating activities	(202,888)	(36,190)	(55,361)

Investing activities:
Purchases of short-term investments	(136,895)	(301,377)	(16,638)
Proceeds from sale of short-term investments	208,559	98,778	51,464
Purchase of property, plant and equipment	(1,119)	(9)	(179)
Net cash provided by (used in) investing activities	70,545	(202,608)	34,647

Financing activities:
Proceeds from exercise of common stock options and employee stock purchase plan issuances	6,963	—	—
Proceeds from issuance of common stock, net of underwriters' discount	—	135,438	—
Proceeds from sale of common stock to Novartis in private placement	—	50,000	—
Proceeds from line of credit from Ionis Pharmaceuticals, Inc.	—	106,000	—
Net proceeds from issuance of common stock to Ionis in connection with TTR License Agreement	155,868	—	—
Offering costs paid	—	(2,037)	(818)
Net cash provided by (used in) financing activities	162,831	289,401	(818)
Effect of exchange rates on cash	(17)	(93)	—

Net increase (decrease) in cash and cash equivalents	30,471	50,510	(21,532)
Cash, cash equivalents and restricted cash at beginning of period	58,367	7,857	29,389
Cash, cash equivalents and restricted cash at end of period	$88,838	$58,367	$7,857

Supplemental disclosures of non-cash investing and financing activities:
Unpaid deferred offering costs	$—	$—	$291
Conversion of preferred stock to common stock upon initial public offering	$—	$100,000	$—
Conversion of line of credit from Ionis Pharmaceuticals, Inc. into common stock	$—	$107,731	$—
Purchase of property, plant and equipment included in accounts payable	$1,252	$—	$—
Purchase of property, plant and equipment included in long-term deferred rent liability	$3,555	$—	$—
Acquisition of research and development licenses and milestone payments	$90,563	$—	$—
Capital contribution from Ionis	$1,028	$—	$—

See accompanying notes.

	Years Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$86,454	$58,367	$7,857
Restricted cash included in deposits and other assets	2,384	—	—
Total cash, cash equivalents and restricted cash	$88,838	$58,367	$7,857

See accompanying notes.

AKCEA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

1.	Organization and Basis of Presentation

We were incorporated in Delaware in December 2014. We were organized by Ionis Pharmaceuticals, Inc., or Ionis, to focus on developing and commercializing drugs to treat patients with rare and serious diseases. On July 19, 2017, we completed our initial public offering, or IPO. As of December 31, 2018, Ionis owned approximately 75% of our common stock and is our majority shareholder. Prior to our IPO, we were wholly owned by Ionis.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Certain amounts in the prior period financial statements have been revised to conform to the presentation of the current period financial statements. See Note 2, Summary of Significant Accounting Policies, for a discussion of these revisions to prior period financial statements made in connection with our adoption of the new revenue recognition guidance retroactive to January 1, 2016.

The consolidated financial statements include the accounts of Akcea Therapeutics, Inc. ("we," "our," and "us") and our wholly owned subsidiaries. All intercompany transactions and balances were eliminated in consolidation. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position and our operating results and cash flows for the years ended December 31, 2018, 2017 and 2016.

In accordance with Accounting Standard Codification, or ASC, 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. We have incurred losses since our inception and have funded our cash flow deficits primarily through the issuance of capital stock and the proceeds from licensing and collaboration agreements. As of December 31, 2018, we had an accumulated deficit of $522.0 million. During the year ended December 31, 2018, we incurred a loss of $225.8 million and used $202.9 million of cash in operations. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. The transition to profitability is dependent upon the successful development, approval, and commercialization of our products and product candidates and the achievement of a level of revenue adequate to support our cost structure.  We believe that our currently available funds of $252.6 million as of December 31, 2018, together with the receipt of the $150.0 million license fee payment expected in March 2019 as a result of Novartis opt in for the ACKEA-APO(a)-LRx, and cash expected to be generated from sales of TEGSEDI, which has been approved in the U.S., the EU and Canada, will be sufficient to fund our operations through at least the next 12 months from the issuance of this Annual Report on Form 10-K. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our drugs even if we would otherwise prefer to develop and commercialize the drugs ourselves.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses and prior to our IPO, the valuation of common stock. Estimates are periodically reviewed in light of changes in facts, circumstances and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivables. We place our cash, cash equivalents and short-term investments with reputable financial institutions. We primarily invest our excess cash in commercial paper and debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody's, Standard & Poor's, or S&P, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

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

For TEGSEDI inventory related costs incurred subsequent to July 1, 2018, we reflected these amounts as inventory on our consolidated balance sheets at the lower of cost or market value under the first-in, first-out, or FIFO, basis. We periodically analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by our management and if actual market conditions are less favorable than projected by our management, additional write-downs of inventory may be required which would be recorded as a cost of product sales in the consolidated statements of operations.

At December 31, 2018 a majority of our physical inventory for TEGSEDI was produced prior to when we obtained regulatory approval and accordingly had no cost basis as we recorded the related costs as research and development expense in prior periods. At December 31, 2018 the amount of finished goods recorded in our consolidated balance sheets in other current assets related to our approved product TEGSEDI was $85,000.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method over the estimated useful life of each asset. Furniture and fixtures are depreciated over seven years. Leasehold improvements are amortized over the shorter of the lease term or the ten-year estimated useful life of the asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

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

In addition, we maintain definite-lived intangible assets related to regulatory milestone payments made to Ionis that are recoverable through future cash flows from approved products, which are capitalized as license intangible assets. These assets are amortized over their remaining useful lives, which are generally estimated to be the remaining patent life. If our estimate of the product’s useful life is shorter than the remaining patent life, then the shorter period is used. Intangible assets are amortized using the economic consumption method if anticipated future revenue can be reasonably estimated. The straight-line method is used when future revenue cannot be reasonably estimated. Amortization expense is recorded as a component of cost of sales to the extent the underlying license is commercialized or research and development prior to its commercialization in the consolidated statements of operations.

Fair Value of Financial Instruments

We have estimated the fair value of our financial instruments. The amounts reported for cash equivalents, accounts payable and accrued expenses approximate fair value because of their short maturities. We report our investment securities at their estimated fair value based on a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. We have not historically held any Level 3 investments. Our securities have been classified as Level 1 or Level 2. We obtain the fair value of our Level 2 investments from our custodian bank and from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. We recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

Revenue Recognition

Collaboration and License Revenue

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

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, then assess whether each promised good or service is distinct. When we offer options for additional goods or services, such as an option to license a drug in the future or for additional goods or services to be provided in the future, we evaluate whether such options are material rights that should be treated as additional performance obligations. We typically have not concluded that the option to license a drug or the options for additional goods or services that may be requested in the future under our collaboration agreement are material rights as the amounts attributable to such options represent standalone selling price, and therefore no consideration is allocated to these items at the inception of an agreement. When a partner exercises its option to license a drug or requests the additional goods or services, a new performance obligation is created for that item. Once performance obligations are identified, we then recognize as revenue the amount of the transaction price that we allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of an output or input method. As of December 31, 2018, we have three revenue streams: our strategic collaboration, option and license agreement, or collaboration agreement, with Novartis Pharma AG, or Novartis, which we entered into in January 2017, our collaboration and license agreement with PTC Therapeutics International Limited, or PTC Therapeutics, which we entered into in August 2018 and commercial product revenue related  TEGESDI sales subsequent to product launch in the fourth quarter of 2018. For a complete discussion of the accounting for our revenue streams, see Note 6, Strategic Collaboration with Novartis, Note 8, Collaboration and License Agreement with PTC Therapeutics, and Note 2, Summary of Significant Accounting Policies.

Effective January 1, 2018, we adopted Topic 606 using the full retrospective transition method. Under this method, we revised our consolidated financial statements for prior period amounts including the periods included in this Report on Form 10-K, as if Topic 606 had been effective for such periods. The references “as revised” used herein refer to revisions of amounts originally reported for the year ended December 31, 2017 and as of December 31, 2017 as a result of our adoption of Topic 606.

Impact of Adoption

As a result of adopting Topic 606 on January 1, 2018, we revised our comparative financial statements for the prior years as if Topic 606 had been effective for that period. On September 18, 2018, we filed a Current Report on Form 8-K to present recast consolidated financial statements for each of the three years ended December 31, 2015, 2016 and 2017, to reflect our adoption of the new accounting standard for revenue recognition set forth in Topic 606. The financial information recast in the Form 8-K was originally filed with the SEC in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on February 28, 2018. Under Topic 605, we recognized revenue from our collaboration with Novartis over time on a straight-line basis. Under Topic 606, we recognize revenue from our collaboration with Novartis using the input method based on the total cost of performing services over time. As a result, the following financial statement line items for fiscal year 2017 were affected.

Consolidated Balance Sheets

	December 31, 2017 (in thousands)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Current portion of deferred revenue	$58,192	$50,579	$7,613
Long-term portion of deferred revenue	12,501	8,306	4,195
Accumulated deficit	$(296,221)	$(284,413)	$(11,808)

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2017 (in thousands, except per share data)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Research and development revenue under collaborative Agreement	$43,401	$55,209	$(11,808)
Loss from operations	(120,470)	(108,662)	(11,808)
Net loss	(121,559)	(109,751)	(11,808)
Net loss per share of preferred stock, basic and diluted	(1.80)	(1.55)	(0.25)
Net loss per share of common stock owned by Ionis, basic and diluted	(3.08)	(2.82)	(0.26)
Net loss per share of common stock owned by others, basic and diluted	$(3.08)	(2.82)	$(0.26)

Consolidated Statement of Cash Flows

	Years Ended December 31, 2017 (in thousands)
	As Revised Under Topic 606	As Originally Reported Under Topic 605	Effect of Change
Net loss	$(121,559)	$(109,751)	$(11,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	70,693	58,885	11,808
Cash, cash equivalents and restricted cash at beginning of period	7,857	7,857	—
Cash, cash equivalents and restricted at end of period	$58,367	$58,367	$—

Product Revenue, Net

Subsequent to regulatory approval in Europe on July 11, 2018 and FDA approval in the U.S. on October 5, 2018, in the fourth quarter of 2018 we began to sell TEGSEDI in the U.S. and Germany.  In the U.S., the product is distributed through an exclusive distribution agreement with a third-party logistics (3PL) company that takes title to the product and represents our sole customer in the U.S.  Our U.S. customer distributes TEGSEDI to a specialty pharmacy and a specialty distributor (collectively referred to as “wholesalers”), who then distribute the product to health care providers and patients.  In Germany, the product is distributed through a non-exclusive distribution model with a 3PL that takes title to the product and currently represents our sole customer in Germany.  Our customer in Germany then distributes TEGSEDI to hospitals and pharmacies in Germany.

Revenue from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, upon transfer of title to the customer.  We record shipping and handling costs within cost of goods sold on our consolidated statement of operations. We classify payments to customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in our consolidated statements of operations. Otherwise payments to customers or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below.  Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. We have elected not to adjust consideration for the effects of a significant financing component when the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less.  Our payment terms are generally between thirty to ninety days.  We expense incremental costs of obtaining a contract as and when incurred since the expected amortization period of the asset that we would have recognized is one year or less.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between us and our customers, wholesalers, health care providers and other indirect customers relating to the sale of TEGSEDI. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following are the components of variable consideration related to product revenue:

Chargebacks:  In the U.S., we estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to our U.S. customer. Our U.S. customer charges us for the difference between what they pay for the product and the selling price to the qualified healthcare providers. We record reserves for these chargebacks related to product sold to our U.S. customer during the reporting period, as well as our estimate of product that remains in the distribution channel at the end of the reporting period that we expect will be sold to qualified healthcare providers in future periods.

Government rebates: We are subject to discount obligations under government programs, including Medicaid programs and Medicare in the United States. We estimate Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix.  These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses on our consolidated balance sheet.  For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments. In Germany, pharmaceutical companies must grant a specified rebate percentage to the German government. We have included this rebate as a reduction of revenue in the period the related product revenue is recognized.

Trade discounts and allowances: We provide customary invoice discounts on TEGSEDI sales to our U.S. customer for prompt payment that are recorded as a reduction of revenue in the period the related product revenue is recognized.  In addition, we receive and pay for various distribution services from our U.S. customer and wholesalers in the U.S. distribution channel.  For services that are either not distinct from the sale of our product or for which we cannot reasonably estimate the fair value, such fees are classified as a reduction of product revenue.

Product Returns: Our U.S. customer has return rights and the wholesalers have limited return rights primarily related to the product’s expiration date. We estimate the amount of product sales that may be returned and record the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized. Based on the distribution model for TEGSEDI, contractual inventory limits with our customer and wholesalers and the price of TEGSEDI, we believe there will be minimal returns. Our customer in Germany only takes title to the product once it receives an order from a hospital or pharmacy and therefore does not maintain any inventory of TEGSEDI. Therefore, there is limited return risk and the Company has not recorded any return estimate in the transaction price for TEGSEDI sold in Germany.

Other incentives:  In the U.S., other incentives include co-payment assistance we provide to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue. The estimate is recorded as a reduction of revenue in the same period the related revenue is recognized.

During the year ended December 31, 2018, we recorded product revenue, net, of $2.2 million, which consist of $1.2 million of TEGSEDI sales in the U.S., and $1.0 million of TEGSEDI sales in Germany. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the year ended December 31, 2018 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2017	$—	$—	$—	$—
Provision related to current period sales	50	293	5	348
Adjustment related to prior period sales	—	—	—	—
Credit or payments made during the period	—	—	—	—
Balance at December 31, 2018	$50	$293	$5	$348

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

Commercial Sublicensing Expenses

We incur sublicense expenses under our TTR Development, Commercialization, Collaboration and License Agreement with Ionis related to the drugs we have licensed under the agreement. We include our sublicense fee expenses in our cost of license expenses on our consolidated statements of operations for those drugs that are approved for marketing. We recognize sublicense fee expenses in the period they are incurred.

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

Research and Development Sublicensing Expenses

We incur sublicense expenses under our cardiometabolic development, commercialization and license agreement and services agreement with Ionis related to the drugs we have licensed under the agreement. We include our sublicense fee expenses in our research and development expenses on our consolidated statements of operations since the applicable drugs are not yet approved for marketing. We recognize sublicense fee expenses in the period they are incurred.

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

See Note 9, Equity and Stock-based Compensation, for additional information regarding our stock-based compensation plans.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on investments, net of taxes and currency translation adjustments. The following table summarizes changes in accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Beginning balance accumulated other comprehensive loss	$(451)	$(21)	$(75)
Unrealized gains (losses) on investments, net of tax (1)	144	(337)	75
Currency translation adjustment	(17)	(93)	(21)
Net other comprehensive income (loss)	127	(430)	54
Ending balance accumulated other comprehensive loss	$(324)	$(451)	$(21)

(1)	There was no tax benefit for other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016.

Income Taxes

On December 22, 2017, the United States enacted H.R.1., known as the Tax Cuts and Jobs Act, which represented a substantial change to tax laws in the United States.  The SEC staff subsequently issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. For the year ended December 31, 2017, we recorded provisional amounts in accordance SAB 118 where it was possible to make reasonable estimates of the effects of the Tax Act. All aspects of the Tax Act were accounted for prior to the closure of the one-year measurement period provided by SAB 118 and our accounting for these matters is now complete.

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

New Accounting Pronouncements - Recently Issued

In February 2016, the FASB issued amended accounting guidance related to lease accounting, which will require us to record all leases with a term longer than one year on our balance sheet. When we record leases on our balance sheet under the new guidance, we will record a liability with a value equal to the present value of payments we will make over the life of the lease (lease liability) and an asset representing the underlying leased asset (right of use asset). The new accounting guidance requires us to determine if our leases are operating or financing leases. We will record expense for operating leases on a straight-line basis as an operating expense. If we determine a lease is a financing lease, we will record both interest and amortization expense and generally the expense will be higher in the earlier periods of the lease. We adopted this guidance on January 1, 2019 and adjusted our opening balance sheet on that date. We elected the available practical expedients. The most significant impact was the recognition of right of use assets and lease liabilities for our operating leases. We are in the process of finalizing the impact of the adoption. The adoption will not have an impact in our consolidated statement of operations or statement of cash flows.

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

In June 2018, the FASB issued updated guidance to simplify the accounting for stock-based compensation expense for non-employees. We adopted this guidance in the second quarter of 2018. We have not granted stock options to non-employees as of December 31, 2018 and therefore this new guidance has no impact on our consolidated financial statements.

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

In August 2018, the FASB issued clarifying guidance on how to account for implementation costs related to hosted cloud-servicing arrangements. The primary change is to include any arrangement in which the customer accesses or uses software but does not take possession of the software when assessing for the capitalization of implementation costs of internal use software. Qualified costs are to be capitalized and amortized over the service period and they need to be expensed in the same line item as the service expense and recognized on the balance sheet in the same category as amounts prepaid for the hosted cloud-servicing arrangements generally as another asset. Cash flows related to the capitalized implementation costs should be presented consistent with the presentation of cash flows for the fees related to hosted cloud-servicing arrangements. The update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The updated guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period. We are currently assessing the effects this updated guidance could have on our consolidated financial statements and timing of potential adoption.

In November 2018, the FASB issued clarifying guidance of the interaction between the collaboration accounting guidance and the new revenue recognition guidance we adopted on January 1, 2018 (Topic 606).  The clarifying guidance included the following:

1)	When a participant is considered a customer in a collaborative arrangement, all of the associated accounting under Topic 606 should be applied;
2)

Adds “unit of account” concept to collaboration accounting guidance to align with Topic 606.  This is used to determine if revenue is recognized or if a contra expense is recognized from consideration received under a collaboration; and

3)	Precludes revenue from being recognized under Topic 606 when a transaction with a collaborative partner is determined not be a customer and is not directly related to the sales to third parties.

The updated guidance is effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted.  We plan to adopt this guidance on January 1, 2020.  We are currently assessing the effects it will have on our consolidated financial statements and disclosures.

3.	Investments and Fair Value Measurements

Investments

As of December 31, 2018 and 2017, we primarily invested our excess cash in debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody's, S&P or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following is a summary of our investments at December 31, 2018 and 2017 (in thousands):

		Gross Unrealized		Estimated
December 31, 2018	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$81,770	$—	$(151)	$81,619
Debt securities issued by U.S. government agencies	85,578	—	(42)	85,536
Total securities with a maturity of one year or less	$167,348	$—	$(193)	$167,155

		Gross Unrealized		Estimated
December 31, 2017	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$132,434	$—	$(206)	$132,228
Debt securities issued by U.S. government agencies	38,135	—	(59)	38,076
Total securities with a maturity of one year or less	170,569	—	(265)	170,304

Corporate debt securities	8,267	—	(35)	8,232
Debt securities issued by U.S. government agencies	23,264	—	(37)	23,227
Total securities with a maturity of one to two years	31,531	—	(72)	31,459
Total available-for-sale securities	$202,100	$—	$(337)	$201,763

We recorded unrealized losses related to the securities listed above as of December 31, 2018 and 2017. We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate a full recovery of the amortized cost basis of our debt securities at maturity.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorized all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

Fair Value Measurements

The following tables present the investments we held at December 31, 2018 and 2017 that are regularly measured and carried at fair value. The table segregates each security by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities' fair value (in thousands):

	At December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$82,343	$82,343	$—
Corporate debt securities (2)	81,619	—	81,619
Debt securities issued by U.S. government agencies (3)	85,536	—	85,536
Total	$249,498	$82,343	$167,155

	At December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$48,430	$48,430	$—
Corporate debt securities (3)	140,460	—	140,460
Debt securities issued by U.S. government agencies (3)	61,303	—	61,303
Total	$250,193	$48,430	$201,763

(1)	Included in cash and cash equivalents on our consolidated balance sheets.
(2)

At December 31, 2018, $1.0 million was included in cash and cash equivalents on our consolidated balance sheet, with the difference included in short-term investments on our consolidated balance sheet.

(3)	Included in short-term investments on our consolidated balance sheets.

4.	Property, Plant and Equipment

The following table presents property and equipment, at cost, and related accumulated depreciation (in thousands):

	December 31,
	2018	2017
Furniture and fixtures	$1,611	$183
Computer equipment and software	102	15
Leasehold improvements	4,213	—
Total property and equipment, at cost	5,926	198
Less accumulated depreciation and amortization	(230)	(121)
Total property and equipment, net	$5,696	$77

Total depreciation expense amounted to $307,000, $108,000 and $12,000 for the years ended December 31, 2018, 2017 and 2016, respectively. As part of the operating lease for our new corporate headquarters, the landlord has provided a tenant improvement allowance of $3.6 million which is included in our leasehold improvements.

5.	Intangible Assets

The following table presents intangible assets (in thousands):

	December 31,		Estimated
	2018	2017	useful life
Acquired and in-licensed rights	$2,262	$1,699	7 - 21 Years
Capitalized regulatory approval milestones	90,000	—	16 Years
Less accumulated amortization	(3,348)	(478)
Total intangible assets, net	$88,914	$1,221

The increase in capitalized regulatory milestones as of December 31, 2018 was due to a milestone of $40.0 million paid to Ionis which was incurred upon the EU approval of TEDSEDI on July 11, 2018 and a milestone of $50.0 million paid to Ionis which was incurred upon the FDA approval of TEDSEDI on October 5, 2018.

The Company recorded $2.9 million, $0.1 million and $0.1 million, respectively, in amortization expense related to intangible assets during the years ended December 31, 2018, 2017 and 2016.  Estimated future amortization expense for intangible assets as of December 31, 2018 is as follows (in thousands):

Total
2019	$5,863
2020	5,879
2021	5,861
2022	5,856
2023	5,843
Thereafter	59,613
$88,914

The weighted average remaining amortizable life of our patents was 12.15 years at December 31, 2018.

For additional detail of Akcea's license agreements with Ionis see Note 7, License Agreements and Services Agreement with Ionis.

6.	Strategic Collaboration with Novartis

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

We received a $75.0 million upfront payment in the first quarter of 2017, of which we retained $60.0 million and we paid Ionis $15.0 million as a sublicense fee under our Cardiometabolic License Agreement with Ionis. If Novartis exercises its option for a drug, Novartis will pay us a license fee equal to $150.0 million for each drug licensed by Novartis. In addition, for we are eligible to receive up to $675.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $360.0 million for the achievement of commercialization milestones. In addition, for AKCEA-APOCIII-LRx, we are eligible to receive up to $530.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $240.0 million for the achievement of regulatory milestones and up to $265.0 million for the achievement of commercialization milestones. We will earn the next milestone payment of $25.0 million under this collaboration if Novartis advances the Phase 3 study for either drug. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will pay 50% of these license fees, milestone payments and royalties to Ionis as a sublicense fee. We may co-commercialize through our specialized sales force any licensed drug commercialized by Novartis in selected markets, under terms and conditions that we plan to negotiate with Novartis in the future.

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

We are recognizing revenue related to each of our performance obligations as follows:

•

We will satisfy the development services performance obligation for AKCEA-APO(a)-LRx as the research and development services are performed. A significant portion of the research and development services were completed by December 2018 with the remainder to be completed through mid-2019. We recognize revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred;

•

We will satisfy the development services performance obligation for AKCEA-APOCIII-LRx as the research and development services are performed. We expect a significant portion of the research and development services to be completed by the end of December 2019 with the remainder through mid-2020. We recognize revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred;

•	We recognized the amount attributed to the AKCEA-APO(a)-LRx API supply when we delivered API to Novartis in 2017; and
•	We recognized the amount attributed to the AKCEA-APOCIII-LRx API supply when we delivered API to Novartis in May 2018.

Additionally, we and Ionis entered into a stock purchase agreement, or SPA, with Novartis. Under the SPA, in July 2017, Novartis purchased $50.0 million of our common stock in a separate private placement concurrent with the completion of our IPO at a price per share equal to the IPO price. Our IPO is discussed in Note 11, Initial Public Offering.

During the years ended December 31, 2018 and 2017 (as revised), we earned revenue of $50.6 million and $43.4 million, respectively, from our strategic collaboration with Novartis, representing 100% of our research and development revenue. We did not earn research and development revenue during the year ended December 31, 2016. During the year ended December 31, 2018 we recognized $42.2 million of revenue from amounts that were in our beginning deferred revenue balance. Our consolidated balance sheet at December 31, 2018 and 2017 (as revised) included deferred revenue of $28.8 million and $70.7 million, respectively, related to our strategic collaboration with Novartis.

7.	License Agreements and Services Agreement with Ionis

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

In the first quarter of 2017, we entered into letter agreements with Ionis to reflect the agreed upon payment terms with respect to the upfront option payment that we received from Novartis and to allocate the premium that Novartis paid for Ionis' common stock in connection with our strategic collaboration with Novartis. For additional detail regarding our strategic collaboration with Novartis, see Note 6, Strategic Collaboration with Novartis.

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

In connection with the transaction, we also purchased $4.7 million of commercial TEGSEDI inventory held by Ionis. Prospectively we will be responsible for the procurement of all additional inventory. The inventory did not have a carrying value on the books of Ionis at the time of the acquisition. As such, in accordance with the accounting guidance for common control transactions above, we recorded the purchase of this inventory as a reduction of additional paid in capital. This amount represented a cash distribution to Ionis, therefore, we have included this distribution as a distribution to Ionis for purposes of loss per share and we have applied the two–class method as discussed in Note 13, Basic and Diluted Net Loss Per Share.

We also determined that the TTR License Agreement represented a collaboration arrangement as defined by ASC 808. Prior to April 1, 2018, Ionis was responsible for all costs associated with TEGSEDI and for the period from April 1, 2018 to December 31, 2018, we are responsible for all costs associated with TEGSEDI. We and Ionis share all costs associated with AKCEA-TTR-LRx from January 1, 2018 forward on a 50/50 basis. We recorded $3.1 million paid to Ionis for costs related to the period prior to the closing of the TTR license agreement to equity, as these amounts were previously expensed in the financial statements of Ionis.  This amount also represents a cash distribution to Ionis and was included as an adjustment to the net loss attributable to Ionis for purposes of applying the two-class method for loss per share as discussed in Note 13, Basic and Diluted Net Loss Per Share. Any amounts paid to or received from Ionis subsequent to the closing of the TTR License Agreement will be recorded to expense based on the underlying nature of the activities.

During the year ended December 31, 2018, we recorded $26.0 million, as a component of research and development expense related to the TTR License Agreement. We did not record any research and development expense related to the TTR License Agreement in the years ended December 31, 2017 and 2016.

In addition, on July 11, 2018, we received marketing authorization, or MA, approval for TEGSEDI from the European Commission, or EC, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis, in the European Union, or EU. As a result of the MA approval in the EU, on August 3, 2018, we issued 1,597,571 shares of our common stock to Ionis as payment of the $40.0 million regulatory approval milestone for TEGSEDI. As a result of the marketing authorization in the EU, we capitalized this regulatory approval milestone payment as a license intangible asset on our consolidated balance sheets as the amount in expected to be recoverable through future cash flows.

In addition, on October 5, 2018, we received regulatory approval for TEGSEDI from the FDA for the treatment of polyneuropathy of hereditary transthyretin-mediated amyloidosis in adults in the United States. As a result of the regulatory approval in the United States, on October 17, 2018 we issued 1,671,849 shares of our common stock to Ionis as payment of the $50.0 million regulatory approval milestone for TEGSEDI. As a result of the FDA approval in the U.S., we capitalized this regulatory approval milestone payment as a license intangible asset on our consolidated balance sheets as the amount in expected to be recoverable through future cash flows.

Both milestone payments are being amortized to cost of sales on a straight-line basis over the licensed assets expected useful life of approximately 16 years from the date of the initial regulatory approval milestone achievement. Amortization expense for the TTR milestone payments was $2.7 million for the year ended December 31, 2018. We did not record any amortization expense for the TTR milestone payments for the years ended December 31, 2017 and 2016.

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

As of December 31, 2018 and 2017, we owed Ionis $18.9 million and $14.4 million, respectively.

The following table summarizes the amounts recorded related to transactions with Ionis including amounts related to the TTR licensing transaction for the following periods (in thousands):

	Years Ended December 31,
	2018	2017	2016
Operating expenses:
Services performed by Ionis	$15,404	$9,742	$8,599
Active pharmaceutical ingredient manufactured by Ionis	5,229	6,012	12,648
Commercial inventory manufactured by Ionis	1,288	—	—
Sublicensing expenses	7,200	48,394	—
Out-of-pocket expenses paid by Ionis	50,870	37,426	42,367
Total operating expenses generated by transactions with Ionis	79,991	101,574	63,614
Distributions to Ionis:
Commercial inventory manufactured by Ionis	4,707	—	—
Distribution to Ionis in connection with the TTR license transaction	3,085	—	—
Total distribution to Ionis	7,792	—	—
Total charges generated by transactions with Ionis	87,783	101,574	63,614
Payable balance to Ionis at the beginning of the period	14,365	24,355	9,198
Less: total amounts paid to Ionis during the period	(83,247)	(78,170)	(48,457)
Less: non-cash sublicensing expenses	—	(33,394)	—
Total amount payable to Ionis at period end	$18,901	$14,365	$24,355

8.	Collaboration and License Agreement with PTC Therapeutics

In August 2018, we entered into a collaboration and license agreement with PTC Therapeutics, or the PTC License Agreement, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries, or the PTC Territory.

We received a $12.0 million upfront payment from PTC Therapeutics related to TEGSEDI in the third quarter of 2018 upon execution of the PTC License Agreement, of which we paid Ionis $7.2 million as a sub-license royalty related to the TTR License Agreement. If WAYLIVRA is approved by the FDA or EMA, PTC Therapeutics will pay us $6.0 million. In addition, we are eligible to receive up to $8.0 million for the achievement of regulatory milestones and royalties in the mid-twenty percent range on net sales of TEGSEDI and WAYLIVRA in the PTC Territory. PTC Therapeutics’ obligation to pay royalties to us begins on the earlier of 12 months after the first commercial sale of a product in Brazil or the date that PTC Therapeutics recognized revenue of at least $10.0 million in the PTC Territory. PTC Therapeutics will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the market share of the product in the PTC Territory.  Milestone payments and royalties that we are eligible to receive from PTC Therapeutics for TEGSEDI will be split 60% to Ionis and 40% to Akcea. All WAYLIVRA milestone payments and royalties that we are eligible to receive from PTC will be split 50/50 with Ionis. PTC Therapeutics is solely responsible for the commercialization of the products in the PTC Territory at its sole cost and expense, including the pursuit and maintenance of applicable regulatory approvals. Unless earlier terminated, the PTC License Agreement will continue in effect until the date on which the royalty term and all payment obligations with respect to all products in all countries in the PTC Territory have expired.

At the commencement of the PTC License Agreement, we identified two performance obligations, consisting of the transfer of (1) the license to TEGSEDI and related know-how and (2) the license to WAYLIVRA and related know-how, both of which were satisfied during the third quarter of 2018. In addition, we identified a customer option related to PTC Therapeutics option to purchase supply of product from us for its development and commercial needs. The option to purchase supply from us is subject to a supply agreement we are negotiating with PTC. We considered the manufacturing capabilities of PTC Therapeutics and the fact that manufacturing services are not proprietary and can be provided by other vendors, to conclude that the licenses have stand-alone functionality and are distinct.  Further, the customer options for manufacturing of product is expected to be priced similar to other manufacturing options with similar customers and is therefore not considered a material right. As there were no remaining unsatisfied performance obligations as of September 30, 2018, the $12.0 million upfront payment was recognized as license revenue upon contract execution in the third quarter of 2018. None of the regulatory milestones have been included in the transaction price, as all milestones were fully constrained.  As part of our evaluation of the constraint, we considered numerous factors, including that regulatory approvals are not within our control and accordingly the related milestones are fully constrained and excluded from the arrangement consideration until such regulatory approvals are received. Any consideration related to sales-based royalties will be recognized when the related sales occur.

9.	Equity and Stock-Based Compensation

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

Conversion

Shares of our Series A convertible preferred stock were convertible 1:1 into common stock, subject to certain adjustments for reorganizations, reclassifications, stock splits, stock dividends and dilutive issuances. All shares of Series A convertible preferred stock automatically converted into common stock upon completion of the IPO in July 2017. As of December 31, 2018 and 2017, we had no shares of Series A convertible preferred stock issued or outstanding. Our IPO is discussed in Note 11, Initial Public Offering.

Preferred Stock

In July 2017, our board of directors approved an amendment and restatement of our certificate of incorporation to, among other things, change the authorized shares of our preferred stock to 10,000,000 shares with a par value of $0.001, all of which are undesignated.  Our board of directors may establish the rights, preference and privileges of the preferred stock from time to time. The amended and restated certificate of incorporation was approved by our stockholders and became effective upon the completion of our IPO and the filing of the amended and restated certificate of incorporation with the State of Delaware in July 2017. As of December 31, 2018 and 2017, there were no shares of Preferred Stock outstanding.

Common Stock

At December 31, 2018 and 2017, we had 125,000,000 and 100,000,000, respectively shares of common stock authorized, of which 89,345,978 and 66,541,629 were issued and outstanding as of December 31, 2018 and 2017, respectively.

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

As of December 31, 2018, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2015 Plan was 18,500,000 shares. The 2015 Plan also provides for the grant of nonstatutory stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, restricted stock awards and restricted stock unit awards. At December 31, 2018, a total of 11,010,828 options were outstanding, of which 4,305,172 were exercisable, 38,134 restricted stock unit awards were outstanding, and 1,610,490 shares were available for future grant under the 2015 Plan.

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

As of December 31, 2018, the aggregate number of shares of common stock reserved under the 2017 ESPP was 1,000,000 and we had 968,449 shares available for future issuance under the 2017 ESPP. During the year ended December 31, 2018, 31,551 shares were issued under our 2017 ESPP. At December 31, 2018, accrued liabilities included $0.4 million of ESPP contributions for which the related shares were issued on January 1, 2019.

Stock Option Activity

The following table summarizes the stock option activity for the year ended December 31, 2018 (in thousands, except per share and contractual life data) for the 2015 Plan:

	Number of Shares	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	7,905	$9.64
Granted	4,833	$22.86
Exercised	(835)	$7.98
Cancelled/forfeited/expired	(892)	$16.53
Outstanding at December 31, 2018	11,011	$15.00	8.07	$167,184
Exercisable at December 31, 2018	4,305	$8.04	7.11	$95,124

The weighted-average estimated fair value of options granted were $18.29, $10.4 and $4.13 for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2017, no stock options were exercised. For the year ended December 31, 2018, 834,800 stock options were exercised. As of December 31, 2018, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options was $60.5 million. We will adjust total unrecognized compensation cost for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options over a weighted average amortization period of 1.32 years.

Stock-based Compensation Expense and Valuation Information

The following table summarizes stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cost of sales - product	$160	$—	$—
Research and development expenses	9,435	8,630	4,576
Selling, general and administrative expenses	34,687	8,909	5,573
Total	$44,282	$17,539	$10,149

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

In valuing our options, we make a number of assumptions, including the risk-free interest rate, expected dividend yield, expected volatility, expected term, rate of forfeitures and fair value of common stock. We considered the following factors in applying these assumptions:

Risk-Free Interest Rate. We determine the risk-free interest rate assumption based on the yields of U.S. Treasury securities with maturities that correspond to the term of the award.

Expected Dividend Yield. We assume a dividend yield of zero as we have not paid dividends in the past and do not expect to pay dividends on our common stock for the foreseeable future.

Expected Volatility. We do not have sufficient history to estimate the volatility of our common stock. We calculate expected volatility based on a blend of our historical volatility and reported data from selected publicly traded peer companies for which historical information is available. We plan to continue to use this blend to calculate our volatility until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants.

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

For the years ended December 31, 2018, 2017 and 2016, we used the following weighted-average assumptions in our Black-Scholes calculations for stock option grants under our 2015 Equity Incentive Plan:

Employee Stock Options:

	Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.8%	1.9%	1.6%
Dividend yield	0.0%	0.0%	0.0%
Volatility	77.1%	79.5%	71.4%
Expected life	6.08 years	6.06 years	6.08 years

Board of Director Stock Options:

	Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.9%	1.9%	2.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility	78.2%	79.4%	79.6%
Expected life	6.42 years	6.25 years	6.08 years

10.	Income Taxes

Loss before income taxes is comprised of (in thousands):

	Years Ended December 31,
	2018	2017	2016
		(as revised)
United States	$(218,794)	$(108,691)	$(83,217)
Foreign	(6,580)	(11,593)	—
Loss before income tax expense	$(225,374)	$(120,284)	$(83,217)

The provision (benefit) for income taxes is comprised of (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	73	1,041	—
Foreign	374	234	—
Total current	447	1,275	—

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Income tax expense	$447	$1,275	$—

We recorded income tax expense of $0.4 million for the year ended December 31, 2018, which primarily consists of foreign income tax.  We recorded income tax expense of $1.3 million for the year ended December 31, 2017, which primarily consists of state and foreign income tax. There is no provision for income taxes for the year ended December 31, 2016 because we have historically incurred net operating losses and we maintain a full valuation allowance against our net deferred tax assets.

The reconciliation between our effective tax rate on loss from continuing operations and the statutory U.S. tax rate is as follows (in thousands):

	Years Ended December 31,
	2018		2017		2016
			(as revised)
Pre-tax loss	$(225,374)		$(120,284)		$(83,217)
Statutory rate	(47,329)	21.0%	(42,099)	35.0%	(29,126)	35.0%
State income tax net of federal benefit	(6,441)	2.9%	(2,371)	2.0%	(4,099)	4.9%
Impact of foreign tax rate differential	1,735	(0.8)%	4,072	(3.4)%	—	—
Net change in valuation allowance	54,173	(24.0)%	(18,917)	15.7%	43,438	(52.1)%
IP Transfer	(3,947)	1.8%
Tax credits	(4,035)	1.8%	4,189	(3.5)%	(11,007)	13.2%
IPO/Deconsolidation adjustment	—	—	37,911	(31.5)%	—	—
Tax rate change	3,906	(1.7)%	19,046	(15.8)%	—	—
Nondeductible items and other	1,734	(0.9)%	(556)	0.5%	794	(1.0)%
Stock-based compensation	651	(0.3)%	—	—	—	—
Effective rate	$447	(0.2)%	$1,275	(1.0)%	$—	—

Significant components of our deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2018	2017
		(as revised)
Deferred Tax Assets:
Net operating loss carryovers	$51,280	$1,157
Tax credits	31,768	29,334
Stock-based compensation	11,812	7,515
Deferred revenue	6,876	29,256
Intangible and capital assets	56,984	—
Other	1,996	240
Total deferred tax assets	$160,716	$67,502

Deferred Tax Liabilities:
Fixed assets	(811)	(125)
Total deferred tax liabilities	$(811)	$(125)
Valuation allowance	(159,905)	(67,377)

Net deferred tax assets and liabilities	$—	$—

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act created a new requirement on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries for tax years beginning on or after January 1, 2018. The GILTI provisions require foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s assets to be included in our U.S. income tax return. Under U.S. GAAP, we are permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into our measurement of deferred taxes. We have made the election to account for GILTI as a component of current taxes incurred rather than as a component of deferred taxes.

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

We are still required to file most of our state tax returns on a consolidated or combined basis with Ionis.  Therefore, for financial statement purposes we calculated our state income tax amounts using the separate return method. We have excluded from the deferred tax table above state net operating loss carryforwards (and the associated valuation allowance) that have been generated by Akcea on a separate company basis and utilized by Ionis in consolidated state tax return filings as the amounts represent hypothetical deferred tax assets which are not legally eligible to be utilized on tax returns by Akcea in future years.

At December 31, 2018, we had federal and state tax net operating loss carry forwards on a separate basis of $238.7 million and $4.2 million, respectively. $4.3 million of the federal net operating loss carry forwards will expire in 2034 and the remaining $234.4 million can be carried forward indefinitely. The state tax net operating loss carry forwards will begin to expire in 2029. We also have federal research and development tax credit carry forwards of $37.4 million that will begin to expire in 2034.

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

Our valuation allowance increased by $92.5 million from December 31, 2017 to December 31, 2018. The increase relates primarily to the net operating loss carryforward generated in 2018 and certain costs associated with the Inotersen transaction with Ionis which are capitalized and amortized for tax purposes.

Pursuant to the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), a company may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the provisional revaluation of deferred taxes and the effects of the transition tax on undistributed foreign earnings and profits for the period ended December 31, 2017. During the quarter ended December 31, 2018 the Company completed its accounting for the impacts of the Tax Act and identified no material changes from its original analysis.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The new standard is effective for us beginning January 1, 2019, with early adoption permitted. We elected to early adopt the new standard at the beginning of the fourth quarter of 2018 using the aggregate portfolio approach. We elected not to reclassify the income tax effects of the Tax Act from AOCI to retained earnings.

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

The following table summarizes our gross unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2018	2017	2016
Beginning balance of unrecognized tax benefits	$5,001	$5,012	$1,766
Additions related to the current year	691	1,723	3,246
Decreases related to prior year tax positions	(86)	(1,734)	—
Ending balance of unrecognized tax benefits	$5,606	$5,001	$5,012

We have unrecognized tax benefits of $5.6 million and $5.0 million for the years ended December 31, 2018 and 2017, respectively. Due to our valuation allowance, there are no unrecognized tax benefits at December 31, 2018 that would impact our effective tax rate, if recognized.

We do not foresee any material changes to our gross unrecognized tax benefits within the next twelve months.

We recognize interest and/or penalties related to income tax matters in income tax expense. We did not recognize any accrued interest and penalties related to gross unrecognized tax benefits during the year ended December 31, 2018, 2017 or 2016.

We are subject to taxation in the United States and various state and foreign jurisdictions. The tax years for 2014 through 2018 are subject to examination by the U.S. federal, state and foreign tax authorities.

We do not provide for a U.S. income tax liability and foreign withholding taxes on undistributed foreign earnings of our foreign subsidiaries as we consider those earnings to be permanently reinvested. The amount of unrecognized deferred tax liabilities associated with these earnings is immaterial.

11.	Initial Public Offering

On July 19, 2017, we completed our IPO. Total net proceeds were $182.3 million, including the following:

•	$132.3 million from the sale of 17,968,750 shares of our common stock in our IPO of which $25.0 million was invested by Ionis; and
•	$50.0 million from the purchase of 6,250,000 shares by Novartis in a concurrent private placement.

In addition, both of the following occurred in connection with the completion of our IPO on July 19, 2017:

•	the conversion of all outstanding shares of Series A convertible preferred stock into 28,884,540 shares of our common stock; and
•	the conversion of $106.0 million of outstanding principal plus accrued interest from the line of credit into 13,438,339 shares of common stock.
12.	Employment Benefits

We have an employee 401(k) salary deferral plan covering all employees. Employees may make contributions by withholding a percentage of their salary up to the IRS annual limit $18,500 and $24,500 in 2018 for employees under 50 years old and employees 50 years old or over, respectively. We made approximately $1.6 million, $0.3 million and $0.2 million in matching contributions for the years ended December 31, 2018, 2017 and 2016, respectively.

13.	Basic and Diluted Net Loss Per Share

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

The following table summarizes the distributable losses for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Net loss	$(225,821)	$(121,559)	$(83,217)
Preferred stock dividend	—	(20,100)	—
Distributions to Ionis	(7,792)	—	—
Distributable losses	$(233,613)	$(141,659)	$(83,217)

The following table summarizes the reconciliation of weighted-average shares outstanding used in the calculation of basic loss per share for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
Determination of shares:	2018	2017	2016
Weighted-average preferred shares outstanding	—	15,748,009	28,884,540
Weighted-average common shares outstanding owned by Ionis	59,812,394	20,669,446	—
Weighted-average common shares outstanding owned by others	21,553,407	9,593,322	—
Total weighted-average shares outstanding	81,365,801	46,010,777	28,884,540

The following table summarizes the calculation of basic loss per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Losses attributable to preferred shares	$—	$(48,485)	$(83,217)
Less: Assumed dividend to preferred shares	—	20,100	—
Income (losses) allocated to preferred shares	—	(28,385)	(83,217)
Weighted-average preferred shares outstanding	—	15,748,009	28,884,540
Basic loss per preferred share	$—	$(1.80)	$(2.88)

Losses allocated to Ionis	$(171,730)	$(63,638)	$—
Plus: Distribution to Ionis	7,792	—	—
Losses available to Ionis	(163,938)	(63,638)	-
Weighted-average common shares outstanding owned by Ionis	59,812,394	20,669,446	—
Basic loss per common share owned by Ionis	$(2.74)	$(3.08)	$—

Losses allocated to common shares owned by others	$(61,883)	$(29,536)	$—
Weighted-average common shares outstanding owned by others	21,553,407	9,593,322	—
Basic loss per common share owned by others	$(2.87)	$(3.08)	$—

For the years ended December 31, 2018, 2017 and 2016, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

•	Options to purchase common stock;
•	Unvested restricted stock units; and
•	Employee Stock Purchase Plan.
14.	Contractual Obligations and Commitments

The following table summarizes the contractual obligations as of December 31, 2018 (in thousands):

	Payments due by period
Year Ending December 31,	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$23,688	$2,308	$4,711	$4,805	$11,864
Purchase commitments	5,033	5,033	-	-	-
Total	$28,721	$7,341	$4,711	$4,805	$11,864

Operating Lease

On April 5, 2018, we entered into an operating lease agreement with MEPT Seaport 13 Stillings LLC, or MEPT, for 30,175 square feet of office space located in Boston, Massachusetts for our new corporate headquarters. The commencement date of the lease was August 2018 and the initial term of the lease is 123 months with one five-year renewal option. We took occupancy of the office space in Boston, Massachusetts in September 2018. MEPT is providing us with a three-month free rent period, which commenced on August 15, 2018, and a tenant improvement allowance up to $3.8 million. We provided MEPT with a letter of credit to secure our obligations under the lease in the initial amount of $2.4 million, to be reduced to $1.8 million on the third anniversary of the rent commencement date and to $1.2 million on the fifth anniversary of the rent commencement date if we meet certain conditions set forth in the lease at each such time. This balance is included in deposits and other assets on the accompanying consolidated balance sheets.

On November 12, 2018, we entered into an operating lease agreement with Ionis Pharmaceuticals to sublease 4,723 square feet of office space located in Carlsbad, California.  The commencement date was March 2018 and the term of the lease is 64 months with a four-month free rent period.

Rent expense for the year ended December 31, 2018, 2017 and 2016 was $2.4 million, $0.7 million and $0.4 million, respectively.  We recognize rent expense on a straight-line basis over the lease term for the lease of our office spaces, which resulted in a deferred rent balance of $4.8 million and $39,000 at December 31, 2018 and 2017, respectively.

Purchase Commitments

Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including, fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Such obligations are related principally to inventory purchase orders based on our current manufacturing needs and require significant lead times to be fulfilled by our vendors.  Purchase commitments exclude agreements that are cancelable without penalty.

15.	Restructuring

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

For the year ended December 31, 2018, we recorded $1.7 million of restructuring-related costs in operating expense including employee severance, benefits and related costs, net of adjustments for employees who forfeited part of their benefits. In addition, we also recorded $0.4 million of non-cash stock option modifications expenses related to the Reorganization Plan for the year ended December 31, 2018. We do not expect to incur any additional significant costs associated with this reorganization.

The following table summarizes the restructuring costs by category for the periods indicated (in thousands):

	Year Ended December 31, 2018
	Cash	Adjustment	Non-Cash	Total
Research and development	$327	$(34)	$209	$502
Selling, general and administrative	1,562	(116)	200	$1,646
Total	$1,889	$(150)	$409	$2,148

The following table summarizes the restructuring reserve included in accrued compensation for the periods indicated (in thousands):

Year Ended December 31, 2018
Restructuring reserve beginning balance	$—
Restructuring expenses incurred during the period	1,889
Adjustments during the period	(150)
Amounts paid during the period	(1,696)
Restructuring reserve ending balance	$43

16.	Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2018 and 2017 are as follows (in thousands, except per share data):

2018 Quarters	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Commercial revenue:
Product revenue	$—	$—	$—	$2,237
Licensing revenue	—	—	12,000	—
Total commercial revenue	—	—	12,000	2,237
Research and development revenue under collaborative agreement	17,108	18,321	7,241	7,960
Total revenue	17,108	18,321	19,241	10,197

Expenses:
Cost of sales - product	—	—	1,043	777
Cost of sales - intangible asset amortization	—	—	701	2,012
Cost of license	—	—	7,200	—
Research and development	27,970	39,457	29,381	33,532
Selling, general and administrative	19,465	42,287	45,924	45,934
Total expenses	47,435	81,744	84,249	82,255

Loss from operations	(30,327)	(63,423)	(65,008)	(72,058)

Other income (expense):
Investment income	868	1,546	1,675	1,542
Interest expense	—	—	—	—
Other income (expense)	(168)	45	(25)	(41)

Loss before income tax expense	(29,627)	(61,832)	(63,358)	(70,557)

Income tax expense	—	(214)	(233)	—

Net loss	$(29,627)	$(62,046)	$(63,591)	$(70,557)

Net loss per share of preferred stock, basic and diluted	$—	$—	$—	$—
Weighted-average shares of preferred stock outstanding, basic and diluted	—	—	—	—
Net loss per share of common stock owned by Ionis, basic and diluted	$(0.44)	$(0.72)	$(0.73)	$(0.79)
Weighted-average shares of common stock outstanding owned by Ionis, basic and diluted	45,447,879	60,832,494	65,538,467	67,129,553
Net loss per share of common stock owned by others, basic and diluted	$(0.44)	$(0.85)	$(0.73)	$(0.79)
Weighted-average shares of common stock outstanding owned by others, basic and diluted	21,171,372	21,492,157	21,671,415	21,869,713

2017 Quarters	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as revised)
Revenue:
Commercial revenue:
Product revenue	$—	$—	$—	$—
Licensing revenue	—	—	—	—
Total commercial revenue	—	—	—	—
Research and development revenue under collaborative agreement	6,094	5,713	9,906	21,688
Total revenue	6,094	5,713	9,906	21,688

Expenses:
Cost of sales - product	—	—	—	—
Cost of sales - intangible asset amortization	—	—	—	—
Cost of license	—	—	—	—
Research and development	64,794	18,487	17,640	25,968
Selling, general and administrative	4,676	6,915	8,373	17,018
Total expenses	69,470	25,402	26,013	42,986

Loss from operations	(63,376)	(19,689)	(16,107)	(21,298)

Other income (expense):
Investment income	61	245	687	819
Interest expense	(541)	(965)	(224)	—
Other income (expense)	—	50	73	(19)

Loss before income tax expense	(63,856)	(20,359)	(15,571)	(20,498)

Income tax expense	—	—	(2,066)	791

Net loss	$(63,856)	$(20,359)	$(17,637)	$(19,707)

Net loss per share of preferred stock, basic and diluted	$(2.21)	$(0.70)	$(0.01)	$—
Weighted-average shares of preferred stock outstanding, basic and diluted	28,884,540	28,888,450	5,651,323	—
Net loss per share of common stock owned by Ionis, basic and diluted	$—	$—	$(0.33)	$(0.30)
Weighted-average shares of common stock outstanding owned by Ionis, basic and diluted	—	—	36,555,903	45,447,879
Net loss per share of common stock owned by others, basic and diluted	$—	$—	$(0.33)	$(0.30)
Weighted-average shares of common stock outstanding owned by others, basic and diluted	—	—	16,966,712	21,093,750

(1)	We computed net loss per share independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.
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

The following table summarizes the distributable losses for the quarter ended September 30, 2017 (in thousands):

September 30, 2017
(as revised)
Net loss	$(17,637)
Preferred stock dividend	(1,791)
Distributable losses	$(19,428)

The following table summarizes the reconciliation of weighted-average shares outstanding used in the calculation of basic EPS for the quarter ended September 30, 2017:

September 30, 2017
Determination of shares:
Weighted-average preferred shares outstanding	5,651,323
Weighted-average common shares outstanding	53,522,615
Total weighted-average shares outstanding	59,173,938

The following table summarizes the calculation of basic EPS for the quarter ended September 30, 2017 (in thousands, except per share amounts):

September 30, 2017
(as revised)
Losses attributable to preferred shares	$(1,855)
Less: Assumed dividend to preferred shares	1,791
Income (losses) allocated to preferred shares	$(64)
Weighted-average preferred shares outstanding	5,651,323
Basic income (loss) per preferred share	$0.01

Losses allocated to common shares	$(17,573)
Weighted-average common shares outstanding	53,522,615
Basic loss per common share	$(0.33)

(3)	We did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been antidilutive.
17.	Subsequent Events

AKCEA-APO(a)-LRx License Fee

On February 22, 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx as part of our strategic collaboration with Novartis discussed in Note 6, Strategic Collaboration with Novartis. As a result we earned a license fee of $150.0 million of which we will pay $75.0 million to Ionis as a sublicense fee. We will issue 2,837,373 shares of our common stock to Ionis as payment of the $75.0 million sublicense fee.