Form 10-Q
period 2019-03-31
AKCEA THERAPEUTICS, INC.
filed 2019-05-09
CIK 1662524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares of common stock outstanding as of May 2, 2019 was 92,770,397.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AKCA	NASDAQ

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

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$201,027	$86,454
Short-term investments	120,765	166,155
Accounts receivable	10,269	4,597
Receivable from Ionis Pharmaceuticals, Inc.	7,206	—
Other current assets	11,618	10,029
Total current assets	350,885	267,235
Property, plant and equipment, net	5,336	5,696
Operating lease right-of-use-assets	11,602	—
Intangible assets, net	87,468	88,914
Deposits and other assets	3,426	3,416
Total assets	$458,717	$365,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,153	$12,068
Payable to Ionis Pharmaceuticals, Inc.	—	18,901
Accrued compensation	6,300	8,583
Accrued liabilities	17,255	14,787
Current portion of deferred revenue	21,539	25,354
Other current liabilities	1,863	968
Total current liabilities	53,110	80,661
Long-term portion of lease liabilities	15,018	4,442
Long-term portion of deferred revenue	1,725	3,434
Total liabilities	69,853	88,537
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized at March 31, 2019 and December 31, 2018; 92,635,374 and 89,345,978 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	93	89
Additional paid-in capital	883,653	799,001
Accumulated other comprehensive loss	(27)	(324)
Accumulated deficit	(494,855)	(522,042)
Total stockholders’ equity	388,864	276,724
Total liabilities and stockholders’ equity	$458,717	$365,261

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Product revenue, net	$6,754	$—
Research and development and license revenue under collaborative agreement	157,062	17,108
Total revenue	163,816	17,108

Expenses:
Cost of sales - product	1,041	—
Cost of sales - intangible asset amortization	1,403	—
Research and development	99,619	27,970
Selling, general and administrative	44,602	19,465
Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.	(9,056)	—
Total expenses	137,609	47,435

Income (loss) from operations	26,207	(30,327)

Other income (expense):
Investment income	1,224	868
Other expense	(112)	(168)

Income (loss) before income tax expense	27,319	(29,627)

Income tax expense	(132)	—

Net income (loss)	$27,187	$(29,627)

Net income (loss) per share of common stock owned by Ionis, basic	$0.35	$(0.44)
Weighted-average shares of common stock outstanding owned by Ionis, basic	68,581,967	45,447,879
Net income (loss) per share of common stock owned by others, basic	$0.15	$(0.44)
Weighted-average shares of common stock outstanding owned by others, basic	22,126,363	21,171,372
Net income (loss) per share of common stock owned by Ionis, diluted	$0.34	$(0.44)
Weighted-average shares of common stock outstanding owned by Ionis, diluted	68,581,967	45,447,879
Net income (loss) per share of common stock owned by others, diluted	$0.15	$(0.44)
Weighted-average shares of common stock outstanding owned by others, diluted	25,545,975	21,171,372

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$27,187	$(29,627)
Unrealized gains (losses) on investments, net of tax	212	(45)
Currency translation adjustment	85	28
Comprehensive income (loss)	$27,484	$(29,644)

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, expect share amounts)

(Unaudited)

	For the Three Months Ended March 31, 2019
				Accumulated
	Common Stock		Additional Paid In	Other Comprehensive	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	89,346	$89	$799,001	$(324)	$(522,042)	$276,724
Net income	—	—	—	—	27,187	27,187
Change in unrealized gains (losses), net of tax	—	—	—	212		212
Currency translation adjustment	—	—	—	85	—	85
Exercise of common stock options	434	1	4,205		—	4,206
Issuance of common stock in connection with employee stock purchase plan	18	0	382	—	—	382
Issuance of common stock in connection with Ionis sublicense fee	2,837	3	74,997	—	—	75,000
Distribution to Ionis	—	—	(13,492)		—	(13,492)
Stock-based compensation expense	—	—	18,560	—	—	18,560
Balance at March 31, 2019	92,635	$93	$883,653	$(27)	$(494,855)	$388,864

	For the Three Months Ended March 31, 2018
				Accumulated
	Common Stock		Additional Paid In	Other Comprehensive	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	66,542	$67	$464,430	$(451)	$(296,221)	$167,825
Net loss	—	—	—	—	(29,627)	(29,627)
Change in unrealized gains (losses), net of tax	—	—	—	(45)	—	(45)
Currency translation adjustment	—	—	—	28	—	28
Exercise of common stock options	246	0	1,617	—	—	1,617
Issuance of common stock in connection with employee stock purchase plan	16	0	118	—	—	118
Stock-based compensation expense	—	—	6,384	—	—	6,384
Balance at March 31, 2018	66,804	$67	$472,549	$(468)	$(325,848)	$146,300

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$27,187	$(29,627)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	207	27
Amortization of intangibles	1,446	30
Amortization of discount/premium on investment securities, net	(229)	149
Non-cash sublicensing expense	75,000	—
Stock-based compensation expense	18,560	6,384
Changes in operating assets and liabilities:
Accounts receivable	(5,672)	5,413
Other current and long-term assets	(1,269)	(4,326)
Accounts payable	(4,673)	197
Payable/receivable to/from Ionis Pharmaceuticals, Inc.	(26,165)	13,372
Accrued compensation	(2,283)	(310)
Accrued liabilities	2,063	5,833
Income taxes payable	(56)	63
Deferred revenue	(5,524)	(13,968)
Net cash provided by (used in) operating activities	78,592	(16,763)

Investing activities:
Purchases of short-term investments	(13,858)	(9,906)
Proceeds from sale of short-term investments	59,689	36,447
Purchase of property, plant and equipment	(1,031)	—
Net cash provided by investing activities	44,800	26,541

Financing activities:
Proceeds from exercise of common stock options and employee stock purchase plan issuances	4,588	1,724
Distribution to Ionis	(13,492)	—
Net cash provided by (used in) financing activities	(8,904)	1,724
Effect of exchange rates on cash	85	38

Net increase (decrease) in cash and cash equivalents	114,573	11,540
Cash, cash equivalents and restricted cash at beginning of period	88,838	58,367
Cash, cash equivalents and restricted cash at end of period	$203,411	$69,907

Supplemental disclosures of non-cash financing activities:
Unpaid deferred offering costs	$—	$450

See accompanying notes.

The following table presents the line items and amounts of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	March 31,	March 31,
	2019	2018
Cash and cash equivalents	$201,027	$69,907
Restricted cash included in deposits and other assets	2,384	—
Total cash, cash equivalents and restricted cash	$203,411	$69,907

See accompanying notes.

AKCEA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

1.	Organization and Basis of Presentation

We were incorporated in Delaware in December 2014. We were organized by Ionis Pharmaceuticals, Inc., or Ionis, to focus on developing and commercializing drugs to treat patients with rare and serious diseases. On July 19, 2017, we completed our initial public offering, or IPO. As of March 31, 2019, Ionis owned approximately 76% of our common stock and is our majority shareholder. Prior to our IPO, we were wholly owned by Ionis.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The condensed consolidated financial statements include the accounts of Akcea Therapeutics, Inc. and our wholly owned subsidiaries ("we," "our," and "us"). All intercompany transactions and balances were eliminated in consolidation. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position and our operating results and cash flows for the interim periods ended March 31, 2019 and 2018. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

In accordance with Accounting Standard Codification, or ASC, 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. We have incurred losses since our inception and have funded our cash flow deficits primarily through the issuance of capital stock and the proceeds from licensing and collaboration agreements. As of March 31, 2019, we had an accumulated deficit of $494.9 million. During the three months ended March 31, 2019, we generated income of $27.2 million and provided $78.6 million of cash from operations. We expect to generate operating losses and negative operating cash flows for the foreseeable future. The transition to sustained profitability is dependent upon the successful development, approval, and commercialization of our products and product candidates and the achievement of a level of revenue adequate to support our cost structure.  We believe that our currently available funds of $321.8 million as of March 31, 2019, cash expected to be generated from sales of TEGSEDI, which has been approved in the U.S., the EU and Canada, and cash expected to be generated from sales of WAYLIVRA, which has received conditional approval in the EU, will be sufficient to fund our operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our drugs even if we would otherwise prefer to develop and commercialize the drugs ourselves.

2.	Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Translation of Foreign Currency

For our foreign subsidiaries that report in a functional currency other than U.S. dollars, we translate their assets and liabilities into U.S. dollars using the exchange rate at the balance sheet date. We translate revenue and expenses at the monthly average exchange rates for the period. We translate transactions in our capital accounts at the historic exchange rate in effect at the date of the transaction. We include foreign currency translation adjustments as a component of accumulated other comprehensive income (loss) within the condensed consolidated statements of comprehensive income (loss).

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

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, then assess whether each promised good or service is distinct. When we offer options for additional goods or services, such as an option to license a drug in the future or for additional goods or services to be provided in the future, we evaluate whether such options are material rights that should be treated as additional performance obligations. We typically have concluded that the option to license a drug or the options for additional goods or services that may be requested in the future under our collaboration agreement are not material rights as the amounts attributable to such options represent standalone selling price, and therefore no consideration is allocated to these items at the inception of an agreement. When a partner exercises its option to license a drug or requests the additional goods or services, a new performance obligation is created for that item. Once performance obligations are identified, we then recognize as revenue the amount of the transaction price that we allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of an output or input method. As of March 31, 2019, we have three revenue agents: our strategic collaboration, option and license agreement, or collaboration agreement, with Novartis Pharma AG, or Novartis, which we entered into in January 2017, our collaboration and license agreement with PTC Therapeutics International Limited, or PTC Therapeutics, which we entered into in August 2018, and commercial product revenue related to TEGESDI sales subsequent to product launch in the fourth quarter of 2018. For a complete discussion of the accounting related to our revenue streams, see Note 6, Strategic Collaboration with Novartis, Note 8, Collaboration and License Agreement with PTC Therapeutics, and the section below entitled Product Revenue, Net.

Product Revenue, Net

Subsequent to regulatory approval in Europe on July 11, 2018 and FDA approval in the U.S. on October 5, 2018, in the fourth quarter of 2018, we began to sell TEGSEDI in the U.S. and Europe.  In the U.S., the product is distributed through an exclusive distribution agreement with a third-party logistics (3PL) company that takes title to the product and represents our sole customer in the U.S.  Our U.S. customer distributes TEGSEDI to a specialty pharmacy and a specialty distributor (collectively referred to as “wholesalers”), who then distribute the product to health care providers and patients.  In Europe, the product is currently distributed through a non-exclusive distribution model with a 3PL that takes title to the product and currently is  our sole customer in Europe.  Our customer then distributes TEGSEDI to hospitals and pharmacies in Europe.

Revenue from product sales are recognized when the customer obtains control of our product, which occurs upon transfer of title to the customer.  We record shipping and handling costs within cost of goods sold on our consolidated statement of operations. We classify payments to customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in our consolidated statements of operations. Payments to customers or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below.  Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. We have elected not to adjust consideration for the effects of a significant financing component when the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less.  Our payment terms are generally between thirty to ninety days.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between us and our customers, wholesalers, health care providers and other indirect customers relating to the sale of TEGSEDI. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than the customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, product revenue net of these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Government rebates: We are subject to discount obligations under government programs, including Medicaid programs and Medicare in the United States and we record reserves for government rebates based on statutory discount rates and estimated utilization in the period in which revenue is recognized. We estimate Medicaid and Medicare rebates based upon estimated payer mix.  These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses on our consolidated balance sheet.  For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

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

Product Returns: Our U.S. customer has return rights and the wholesalers have limited return rights primarily related to the product’s expiration date. We estimate the amount of product sales that may be returned and record the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized. Based on the distribution model for TEGSEDI, contractual inventory limits with our customer and wholesalers and the price of TEGSEDI, we believe there will be minimal returns. Our customer only takes title to the product once it receives an order from a hospital or pharmacy and therefore does not maintain any inventory of TEGSEDI. Therefore, there is limited return risk and the Company has not recorded any return estimate in the transaction price for TEGSEDI sold in Europe.

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

During the three months ended March 31, 2019, we recorded TEGSEDI product revenue, net, of $6.8 million. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2019 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2018	$50	$293	$5	$348
Provision related to current period sales	155	375	52	582
Adjustment related to prior period sales	—	(30)	—	(30)
Credit or payments made during the period	(104)	—	—	(104)
Balance at March 31, 2019	$101	$638	$57	$796

Leases

Topic 842 Adoption

In February 2016, the FASB issued amended accounting guidance related to lease accounting. This guidance supersedes the lease requirements we previously followed in Accounting Standards Codification, or ASC, Topic 840, Leases, or Topic 840, and created a new lease accounting standard, Topic 842, Leases, or Topic 842. Under Topic 842, an entity will record all leases with a term longer than one year on its balance sheet. Further, an entity will record a liability with a value equal to the present value of payments it will make over the life of the lease (lease liability) and an asset representing the underlying leased asset (right-of-use asset). The new accounting guidance requires entities to determine if its leases are operating or financing leases. Entities will recognize expense for operating leases on a straight-line basis as an operating expense. If an entity determines a lease is a financing lease, it will record both interest and amortization expense and generally the expense will be higher in the earlier periods of the lease.

We adopted Topic 842 on January 1, 2019 and adjusted our opening balance sheet on that date to record our right-of-use operating lease assets and operating lease liabilities.  We adopted Topic 842 using the available practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward historical lease classification of those leases we had in place as of January 1, 2019. The adoption did not have a significant impact on our financial statements. Results for the three months ended March 31, 2019 are presented under Topic 842. Results for the three months ended March 31, 2018 are presented in accordance with our historic accounting under Topic 840.

The impact of the adoption of Topic 842 on the accompanying Consolidated Balance Sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustment due to adoption of Topic 842	January 1, 2019
Operating lease right-of-use-assets	—	11,932	11,932
Other current liabilities	968	1,029	1,997
Long-term portion of lease liabilities	4,442	10,915	15,357

Leases

We determine if an arrangement contains a lease at inception. We currently have operating leases. We recognize a right-of-use operating lease asset and associated short and long-term operating lease liability for operating leases greater than one year on our condensed consolidated balance sheet. We calculate our right-of-use operating lease asset and operating lease liability based on the present value of the future minimum lease payments we will pay over the lease term. We determine the lease term at the commencement date of the lease, and we include renewal options in the lease term if we are reasonably certain that we will exercise the option. As our current leases do not provide an implicit interest rate, we used our incremental borrowing rate, based on the information available at the date we adopted Topic 842, in determining the present value of future payments. We estimate the incremental borrowing rate based on the observed interest rates for secured debt issued by companies with similar credit ratings and with similar terms. Our right-of-use operating lease asset also includes any lease payments we made and excludes any tenant improvement allowances we received.

We recognize rent expense for the lease components of our operating leases on a straight-line basis over the term of our lease. We recognize non-lease components and non-components, such as common area maintenance expenses, in the period we incur the expense.

New Accounting Pronouncements - Recently Issued

In June 2016, the FASB issued guidance that changes the measurement of credit losses for most financial assets and certain other instruments. If we have credit losses, this updated guidance requires us to record allowances for these instruments under a new expected credit loss model. This model requires us to estimate the expected credit loss of an instrument over its lifetime, which represents the portion of the amortized cost basis we do not expect to collect. The new guidance requires us to remeasure our allowance in each reporting period we have credit losses. The new standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. When we adopt the new standard, we will make any adjustments to beginning balances through a cumulative-effect adjustment to accumulated deficit on that date. We plan to adopt this guidance on January 1, 2020. We are currently assessing the effects it will have on our condensed consolidated financial statements and disclosures.

In August 2018, the FASB issued clarifying guidance on how to account for implementation costs related to hosted cloud-servicing arrangements. The guidance states that if these fees qualify to be capitalized and amortized over the service period, they need to be expensed in the same line item as the service expense and recognized in the same balance sheet category. The update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The updated guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period. We are currently assessing the effects this updated guidance could have on our condensed consolidated financial statements and timing of potential adoption.

In August 2018, the FASB updated its disclosure requirements related to Level 1, 2 and 3 fair value measurements. The update included deletion and modification of certain disclosure requirements and additional disclosure related to Level 3 measurements.  The guidance is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. We adopted this updated guidance on January 1, 2019 and it did not have a significant impact on our disclosures.

In November 2018, the FASB issued clarifying guidance of the interaction between the collaboration accounting guidance and the new revenue recognition guidance we adopted on January 1, 2018 (Topic 606). Below is the clarifying guidance and how we will implement it (in italics):

1)When a participant is considered a customer in a collaborative arrangement, all of the associated accounting under Topic 606 should be applied

●We will apply all of the associated accounting under Topic 606 when we determine a participant in a collaborative arrangement is a customer

2)Adds “unit of account” concept to collaboration accounting guidance to align with Topic 606. The “unit of account” concept is used to determine if revenue is recognized or if a contra expense is recognized from consideration received under a collaboration

●We will use the “unit of account” concept when we receive consideration under a collaboration to determine when we recognize revenue or a contra expense

3)The clarifying guidance precludes us from recognizing revenue under Topic 606 when we determine a transaction with a collaborative partner is not a customer and is not directly related to the sales to third parties

●When we conclude a collaboration partner is not a customer and is not directly related to the sales to third parties, we will not recognize revenue for the transaction

The updated guidance is effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We plan to adopt this guidance on January 1, 2020. We are currently assessing the effects it will have on our condensed consolidated financial statements and disclosures.

3.	Investments and Fair Value Measurements

Investments

As of March 31, 2019 and December 31, 2018, we primarily invested our excess cash in debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody's, S&P or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following is a summary of our investments at March 31, 2019 and December 31, 2018 (in thousands):

		Gross Unrealized		Estimated
March 31, 2019	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$54,414	$4	$(14)	$54,404
Debt securities issued by U.S. government agencies	58,371	23	(2)	58,392
Total securities with a maturity of one year or less	$112,785	$27	$(16)	$112,796

Debt securities issued by U.S. government agencies	7,961	8	—	7,969
Total securities with a maturity of one to two years	7,961	8	—	7,969
Total available-for-sale securities	$120,746	$35	$(16)	$120,765

		Gross Unrealized		Estimated
December 31, 2018	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$81,770	$—	$(151)	$81,619
Debt securities issued by U.S. government agencies	85,578	—	(42)	85,536
Total securities with a maturity of one year or less	$167,348	$—	$(193)	$167,155

We recorded unrealized gains (losses) related to the securities listed above as of March 31, 2019 and December 31, 2018. We believe that the decline in value of some of our securities is temporary and primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate a full recovery of the amortized cost basis of our debt securities at maturity.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorized all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

Fair Value Measurements

The following tables present the investments we held at March 31, 2019 and December 31, 2018 that are regularly measured and carried at fair value. The table segregates each security by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities' fair value (in thousands):

	At March 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$74,541	$74,541	$—
Corporate debt securities	54,404	—	54,404
Debt securities issued by U.S. government agencies (3)	66,361	—	66,361
Total	$195,306	$74,541	$120,765

	At December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$82,343	$82,343	$—
Corporate debt securities (2)	81,619	—	81,619
Debt securities issued by U.S. government agencies (3)	85,536	—	85,536
Total	$249,498	$82,343	$167,155

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.
(2)

At December 31, 2018, $1.0 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(3)	Included in short-term investments on our condensed consolidated balance sheets.

4.	Property, Plant and Equipment

The following table presents property and equipment, at cost, and related accumulated depreciation (in thousands):

	March 31,	December 31,
	2019	2018
Furniture and fixtures	$1,611	$1,611
Computer equipment and software	139	102
Leasehold improvements	4,013	4,213
Total property and equipment, at cost	5,763	5,926
Less accumulated depreciation and amortization	(427)	(230)
Total property and equipment, net	$5,336	$5,696

Total depreciation expense amounted to $0.2 million and $27 thousand for the three months ended March 31, 2019 and 2018, respectively. As part of the operating lease for our new corporate headquarters, the landlord has provided a tenant improvement allowance of $3.6 million which is included in our leasehold improvements.

5.	Intangible Assets, net

The following table presents intangible assets (in thousands):

	March 31,	December 31,	Estimated
	2019	2018	useful life
Acquired and in-licensed rights	$2,262	$2,262	7 - 21 Years
Capitalized regulatory approval milestones	90,000	90,000	16 Years
Less accumulated amortization	(4,794)	(3,348)
Total intangible assets, net	$87,468	$88,914

The Company recorded $1.4 million and $30 thousand, respectively, in amortization expense related to intangible assets during the three months ended March 31, 2019 and 2018.  Estimated future amortization expense for intangible assets as of March 31, 2019 is as follows (in thousands):

Total
2019	$4,417
2020	5,879
2021	5,861
2022	5,856
2023	5,843
Thereafter	59,612
$87,468

The weighted average remaining amortizable life of our patents was 12.39 years at March 31, 2019.

For additional detail of Akcea's license agreements with Ionis see Note 7, License Agreements and Services Agreement with Ionis.

6.	Strategic Collaboration with Novartis

In January 2017, we initiated a strategic collaboration with Novartis for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the Novartis collaboration, Novartis has an exclusive option to further develop and commercialize these drugs. We are responsible for completing a Phase 2 program, conducting an end-of-Phase 2 meeting with the United States Food and Drug Administration, or FDA, and providing initial quantities of the active pharmaceutical ingredient, or API, for each drug. If Novartis exercises its option for one of these drugs, Novartis will be responsible for all further global development, regulatory and co-commercialization activities and costs for such drug. We received a $75.0 million upfront payment in the first quarter of 2017, of which we retained $60.0 million and we paid Ionis $15.0 million as a sublicense fee under our Cardiometabolic License Agreement with Ionis.

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

None of the options or development or regulatory milestone payments under this agreement were included in the upfront transaction price determined in January 2017 as all payments are fully constrained. As part of our evaluation of the constraint, we considered numerous factors, including the fact that achievement of the milestones is outside of our control and contingent upon the success of our clinical trials, Novartis’ efforts, and the receipt of regulatory approval. We will re-evaluate the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

On February 22, 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. We identified a separate performance obligation upon Novartis license of AKCEA-APO(a)-LRx because the license is distinct from our other performance obligations and recognized a license fee of $150.0 million in the first quarter of 2019 because Novartis had full use of the license without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the license after Novartis exercised its option to license AKCEA-APO(a)-LRx. Novartis is responsible for conducting and funding all future development, regulatory and commercialization activities for AKCEA-APO(a)-LRx, including a global pivotal cardiovascular outcomes study, for which planning and initiation activities are underway. In the first quarter of 2019, we issued 2,837,373 shares of our common stock to Ionis as payment of the $75.0 million sublicense fee due to Ionis related to the option exercised by Novartis. For AKCEA-APO(a)-LRx, we are also eligible to receive up to $675.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $360.0 million for the achievement of commercialization milestones. In connection with Novartis’ exercise of its option to exclusively license AKCEA-APO(a)-LRx, Akcea and Novartis established a more definitive co-commercialization framework under which we would negotiate the co-commercialization of AKCEA-APO(a)-LRx between us and Novartis in selected markets. Included in this framework is an option by which Novartis could solely commercialize AKCEA-APO(a)-LRx in exchange for Novartis paying us increased commercial milestone payments based on sales of AKCEA-APO(a)-LRx.

If Novartis exercises its option for AKCEA-APOCIII-LRx, Novartis will pay us a license fee equal to $150.0 million. Half of this amount, or $75.0 million, we will owe to Ionis as a sublicense fee. If Novartis exercises its option to license AKCEA-APOCIII-LRx, we are eligible to receive up to $530.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $240.0 million for the achievement of regulatory milestones and up to $265.0 million for the achievement of commercialization milestones. If Novartis licenses AKCEA-APOCIII-LRx, we may co-commercialize AKCEA-APOCIII-LRx through our specialized sales force in selected markets, under terms and conditions that we plan to negotiate with Novartis in the future.

We will earn the next milestone payment of $25.0 million under this collaboration if Novartis reaches a specific level of enrollment related to the Phase 3 study for either drug. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will pay 50% of license fees, milestone payments and royalties under this agreement to Ionis as a sublicense fee.

During the three months ended March 31, 2019 and 2018, we earned revenue of $157.1 million and $17.1 million, respectively, from our strategic collaboration with Novartis, representing 100% of our research and development and license revenue. During the three months ended March 31, 2019 and 2018 we recognized $5.5 million and $17.1 million, respectively, of revenue from amounts that were in our beginning deferred revenue balance. Our consolidated balance sheet at March 31, 2019 and December 31, 2018 included deferred revenue of $23.3 million and $28.8 million, respectively, related to our strategic collaboration with Novartis.

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

We and Ionis share development responsibilities for the Lipid Drugs, other than drugs licensed to Novartis. We pay Ionis for the research and development expenses it incurs on our behalf, which include both external and internal expenses. External research and development expenses include costs for contract research organizations, or CROs, costs to conduct nonclinical and clinical studies on our drugs, costs to acquire and evaluate clinical study data, such as investigator grants, patient screening fees and laboratory work, and fees paid to consultants. Internal research and development expenses include costs for the work that Ionis' research and development employees perform for us. Ionis charges us a full-time equivalent rate that covers personnel-related expenses, including salaries and benefits, plus an allocation of facility-related expenses, including rent, utilities, insurance and property taxes, for those development employees who work either directly or indirectly on the development of our drugs. We also pay Ionis for the API and drug product we use in our nonclinical and clinical studies for all of our drugs. Ionis manufactures the API for us and charges us a price per gram consistent with the price Ionis charges its pharmaceutical partners, which includes the cost for direct materials, direct labor and overhead required to manufacture the API. If we need the API filled in vials for our clinical studies and Ionis contracts with a third party to perform this work, Ionis will charge us for the resulting cost.

As we commercialize each of the Lipid Drugs, other than drugs licensed to Novartis, we will pay Ionis royalties from the mid-teens to the mid-twenty percent range on sales related to the Lipid Drugs that we sell. If we sell a Lipid Drug for a Rare Disease Indication (defined in the agreement as less than 500,000 patients worldwide or an indication that required a Phase 3 program of less than 1,000 patients and less than two years of treatment), we will pay a higher royalty rate to Ionis than if we sell a Lipid Drug for a Broad Disease Patient Population (defined in the agreement as more than 500,000 patients worldwide or an indication that required a Phase 3 program of 1,000 or more patients and two or more years of treatment). Other than with respect to the drugs licensed to Novartis under the collaboration agreement, if our annual sales reach $500.0 million, $1.0 billion and $2.0 billion, we will be obligated to pay Ionis sales milestones in the amount of $50.0 million for each sales milestone reached by each Lipid Drug. If and when triggered, we will pay Ionis each of these sales milestones over the subsequent 12 quarters in equal payments. We share 50% of payments we receive from Novartis with Ionis.

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

The TTR License Agreement will remain in effect until the expiration of all included payment obligations, or unless earlier terminated. The TTR License Agreement can be terminated by mutual consent of us and Ionis, by either us or Ionis upon certain events, by either party upon material breach, or by Akcea for convenience upon providing 90 days written notice to Ionis. Upon termination, all rights received under the TTR License Agreement will terminate.

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

In connection with the transaction, we also purchased $4.7 million of commercial TEGSEDI inventory held by Ionis. In addition, during the three months ended March 31, 2019 we purchased $13.5 million of clinical TEGSEDI material held by Ionis. Prospectively we will be responsible for the procurement of all additional inventory. The inventory and clinical material did not have a carrying value on the books of Ionis at the time of purchase. As such, in accordance with the accounting guidance for common control transactions above, we recorded the purchase of this inventory and clinical material as a reduction of additional paid in capital. This amount represented a cash distribution to Ionis, therefore, we have included this distribution as a distribution to Ionis for purposes of income (loss) per share and we have applied the two–class method as discussed in Note 11, Basic and Diluted Net Income (Loss) Per Share.

We also determined that the TTR License Agreement represented a collaboration arrangement as defined by ASC 808. Prior to April 1, 2018, Ionis was responsible for all costs associated with TEGSEDI and for the period from April 1, 2018 to December 31, 2018, we were responsible for all costs associated with TEGSEDI. We and Ionis share all costs associated with AKCEA-TTR-LRx from January 1, 2018 forward on a 50/50 basis. We recorded $3.1 million paid to Ionis for costs related to the period prior to the closing of the TTR License Agreement to equity, as these amounts were previously expensed in the financial statements of Ionis.  This amount also represents a cash distribution to Ionis and was included as an adjustment to the net loss attributable to Ionis for purposes of applying the two-class method for loss per share as discussed in Note 11, Basic and Diluted Net Income (Loss) Per Share.

In addition, on July 11, 2018, we received marketing authorization, or MA, approval for TEGSEDI from the European Commission, or EC, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis, in the European Union, or EU. As a result of the MA approval in the EU, on August 3, 2018, we issued 1,597,571 shares of our common stock to Ionis as payment of the $40.0 million regulatory approval milestone for TEGSEDI. As a result of the marketing authorization in the EU, we capitalized this regulatory approval milestone payment as a licensed intangible asset on our condensed consolidated balance sheets as the amount is expected to be recoverable through future cash flows.

In addition, on October 5, 2018, we received regulatory approval for TEGSEDI from the FDA for the treatment of polyneuropathy of hereditary transthyretin-mediated amyloidosis in adults in the United States. As a result of the regulatory approval in the United States, on October 17, 2018 we issued 1,671,849 shares of our common stock to Ionis as payment of the $50.0 million regulatory approval milestone for TEGSEDI. As a result of the FDA approval in the U.S., we capitalized this regulatory approval milestone payment as a licensed intangible asset on our condensed consolidated balance sheets as the amount is expected to be recoverable through future cash flows.

Both milestone payments are being amortized to cost of sales on a straight-line basis over the licensed assets expected useful life of approximately 16 years from the date of the initial regulatory approval milestone achievement. Amortization expense for the TTR milestone payments was $1.4 million for the three months ended March 31, 2019. We did not record any amortization expense for the TTR milestone payments for the three months ended March 31, 2018.

Profit Share

Under the TTR License Agreement, we and Ionis agreed to share TEGSEDI and AKCEA-TTR-LRx profits and losses as follows: for TEGSEDI, beginning on the earlier of (i) the first day of the quarter after receipt of regulatory approval of TEGSEDI in the United States, or (ii) January 1, 2019, the parties will share profits and losses from the development and commercialization of TEGSEDI (A) on a 60/40 basis (60% to Ionis and 40% to us) through the end of the quarter in which the first commercial sale of AKCEA-TTR-LRx occurs, and (B) on a 50/50 basis commencing on the first day of the first quarter thereafter; and for AKCEA-TTR-LRx, beginning January 1, 2018, the parties will share all profits and losses from the development and commercialization of AKCEA-TTR-LRx on a 50/50 basis.

In the first quarter of 2019, the profit sharing provisions for TEGSEDI under the TTR License Agreement with Ionis became effective. As we are the principal for all commercial activities related to the TTR License Agreement, we record all commercial activities related to TEGSEDI on a gross basis in our statement of operations, including revenues, cost of sales and sales and marketing expenses. The Ionis share of commercialization costs for TEGSEDI is separately presented within operating expenses in our statement of operations under the caption “Net loss share from commercial activities under agreement with Ionis Pharmaceuticals, Inc.”. As we are a collaborator with Ionis for the execution of TTR development activities, we record all research and development expenses on a net basis representing our proportionate share of total costs incurred by Ionis and us. Accordingly, only our share of total costs incurred related to development activities under the TTR License Agreement is presented within research and development expense in our statement of operations.

A summary of the loss share related to the commercial activities under the TTR Agreement is as follows:

Three Months Ended March 31,
2019
Net losses incurred by the collaboration related to the commercial activities under the TTR Agreement	$(15,098)
Ionis' share of commercial losses under the TTR Agreement reflected in our consolidated statements of operations	(9,056)
Akcea's share of commercial losses under the TTR Agreement reflected in our consolidated statements of operations	$(6,042)

A summary of the development expenses related to the TTR Agreement is as follows:

Three Months Ended March 31,
2019
Total development expense incurred by the collaboration related to development activities under the TTR Agreement	$(14,380)
Akcea's share of TTR development expense reflected in research and development expense in our consolidated statements of operations	$(6,133)

We did not record any commercial or research and development expense related to the TTR License Agreement during the three months ended March 31, 2018

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

As of March 31, 2019, Ionis owed us $7.21 million. As of December 31, 2018, we owed Ionis $18.9 million.

The following table summarizes the amounts recorded related to transactions with Ionis including amounts related to the TTR licensing transaction for the following periods (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Services performed by Ionis	$1,075	$1,945
Active pharmaceutical ingredient manufactured by Ionis	—	5,229
Sublicensing expenses	75,000	—
Out-of-pocket expenses paid by Ionis	1,571	6,236
Less: commercial share of loss in connection with the TTR license transaction	(9,056)	—
Less: R&D share of loss in connection with the TTR license transaction	(796)	—
Total operating expenses generated by transactions with Ionis	67,794	13,410
Less: distribution to Ionis	13,492	—
Total charges generated by transactions with Ionis	81,286	13,410
Payable balance to Ionis at the beginning of the period	18,901	14,365
Less: total amounts paid to Ionis during the period	(32,393)	(38)
Less: non-cash sublicensing expenses	(75,000)	—
Total amount payable (receivable) to Ionis at period end	$(7,206)	$27,737

8.	Collaboration and License Agreement with PTC Therapeutics

In August 2018, we entered into a collaboration and license agreement with PTC Therapeutics, or the PTC License Agreement, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries, or the PTC Territory.

We received a $12.0 million upfront payment from PTC Therapeutics related to TEGSEDI in the third quarter of 2018 upon execution of the PTC License Agreement, of which we paid Ionis $7.2 million as a sublicense fee related to the TTR License Agreement. PTC Therapeutics will pay us $6.0 million as a result of WAYLIVRA approval by the European Commission, or EC. In addition, we are eligible to receive up to $8.0 million for the achievement of regulatory milestones and royalties in the mid-twenty percent range on net sales of TEGSEDI and WAYLIVRA in the PTC Territory. PTC Therapeutics’ obligation to pay royalties to us begins on the earlier of 12 months after the first commercial sale of a product in Brazil or the date that PTC Therapeutics recognized revenue of at least $10.0 million in the PTC Territory. PTC Therapeutics will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the market share of the product in the PTC Territory.  Milestone payments and royalties that we are eligible to receive from PTC Therapeutics for TEGSEDI will be split 60% to Ionis and 40% to Akcea. All WAYLIVRA milestone payments and royalties that we are eligible to receive from PTC will be split 50/50 with Ionis. PTC Therapeutics is solely responsible for the commercialization of the products in the PTC Territory at its sole cost and expense, including the pursuit and maintenance of applicable regulatory approvals. Unless earlier terminated, the PTC License Agreement will continue in effect until the date on which the royalty term and all payment obligations with respect to all products in all countries in the PTC Territory have expired.

At the commencement of the PTC License Agreement, we identified two performance obligations, consisting of the transfer of (1) the license to TEGSEDI and related know-how and (2) the license to WAYLIVRA and related know-how, both of which were satisfied during the third quarter of 2018. In addition, we identified a customer option related to PTC Therapeutics option to purchase supply of product from us for its development and commercial needs. The option to purchase supply from us is subject to the terms of a supply agreement we entered with PTC in April 2019. We considered the manufacturing capabilities of PTC Therapeutics and the fact that manufacturing services are not proprietary and can be provided by other vendors, to conclude that the licenses have stand-alone functionality and are distinct.  Further, the customer options for manufacturing of product is expected to be priced similar to other manufacturing options with similar customers and is therefore not considered a material right. As there were no remaining unsatisfied performance obligations as of September 30, 2018, the $12.0 million upfront payment was recognized as license revenue upon contract execution in the third quarter of 2018. None of the regulatory milestones have been included in the upfront transaction price determined in August 2018, as all milestones were fully constrained. As part of our evaluation of the constraint as of March 31, 2019, we considered numerous factors, including that regulatory approvals are not within our control and accordingly the related milestones are fully constrained and excluded from the arrangement consideration until such regulatory approvals are received. Any consideration related to sales-based royalties will be recognized when the related sales occur.

9.	Stock-Based Compensation

Stock Plans

2015 Equity Incentive Plan

As of March 31, 2019, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2015 Plan was 18,500,000 shares. The 2015 Plan also provides for the grant of nonstatutory stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, restricted stock awards and restricted stock unit awards. At March 31, 2019, a total of 13,337,602 options were outstanding, of which 4,680,540 were exercisable, 36,455 restricted stock unit awards were outstanding, and 3,854,948 shares were available for future grant under the 2015 Plan.

2017 Employee Stock Purchase Plan

On January 1, 2019, 500,000 shares of common stock were added to the 2017 Employee Stock Purchase, or 2017 ESPP. In accordance with the provisions of our 2017 ESPP, the number of shares of our common stock reserved for issuance under the 2017 ESPP automatically increased on January 1 of each calendar year. As of March 31, 2019, the aggregate number of shares of common stock reserved under the 2017 ESPP was 1,500,000 and we had 1,450,709 shares available for future issuance under the 2017 ESPP. During the three months ended March 31, 2019, 17,740 shares were issued under our 2017 ESPP. At March 31, 2019, accrued liabilities included $0.3 million of 2017 ESPP contributions for which the related shares will be issued on July 1, 2019.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of sales - product	$118	$—
Research and development expenses	3,921	2,314
Selling, general and administrative expenses	14,521	4,070
Total	$18,560	$6,384

As of March 31, 2019, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options was $3.1 million.

10.	Basic and Diluted Net Income (Loss) Per Share

In connection with the TTR License Agreement completed on April 17, 2018 with Ionis, we made distributions to Ionis representing the consideration to be paid in cash provided to Ionis in excess of the carrying value of the related assets acquired. These distributions are treated as dividends to Ionis; therefore, we have applied the two-class method of income (loss) per share to reflect the allocation of these distributions to the participating Ionis common shares.

The two-class method is an earnings allocation formula that determines income (loss) per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. For the purposes of calculating income (loss) per share under the two-class method, we have allocated the net income (loss) between common stock owned by Ionis and common stock owned by others.

Basic income (loss) per share for each class of stock is computed by dividing total distributable income (losses) applicable to common stock owned by Ionis and common stock owned by others by the weighted-average of common shares outstanding during the requisite period.

The following table summarizes the distributable income (losses) for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$27,187	$(29,627)
Distributions to Ionis	(13,492)	—
Distributable income (losses)	$13,695	$(29,627)

The following table summarizes the reconciliation of weighted-average shares outstanding used in the calculation of basic income (loss) per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Determination of shares:	2019	2018
Weighted-average common shares outstanding owned by Ionis	68,581,967	45,447,879
Weighted-average common shares outstanding owned by others	22,126,363	21,171,372
Total weighted-average shares outstanding	90,708,330	66,619,251

The following table summarizes the calculation of basic income (loss) per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2019	2018
Income (losses) allocated to Ionis	$10,354	$(20,212)
Plus: Distribution to Ionis	13,492	—
Income (losses) available to Ionis	$23,846	$(20,212)
Weighted-average common shares outstanding owned by Ionis	68,581,967	45,447,879
Basic income (loss) per common share owned by Ionis	$0.35	$(0.44)

Income (losses) allocated to common shares owned by others	$3,341	$(9,415)
Weighted-average common shares outstanding owned by others	22,126,363	21,171,372
Basic income (loss) per common share owned by others	$0.15	$(0.44)

For the three months ended March 31, 2018, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

•	Options to purchase common stock;
•	Unvested restricted stock units; and
•	Employee Stock Purchase Plan.

For the three months ended March 31, 2019, we had net income available to Akcea common shareholders. As a result, we computed diluted net income per share using the weighted-average number of common shares owned by Ionis, weighted-average number of common shares owned by others and dilutive common equivalent shares outstanding during the period.

The following table summarizes the reconciliation of weighted-average shares outstanding and diluted common equivalent shares used in the calculation of diluted income (loss) per share for the three months ended March 31, 2019:

Three Months Ended March 31,
Determination of shares:	2019
Weighted-average common shares outstanding owned by Ionis	68,581,967
Weighted-average common shares outstanding owned by others	22,126,363
Shares issuable upon exercise of stock options	3,370,817
Shares issuable upon restricted stock awards issuance	14,813
Shares issuable related to our ESPP	33,982
Weighted-average shares outstanding owned by others, plus assumed conversions	25,545,975
Total weighted-average shares outstanding	94,127,942

The following table summarizes the calculation of diluted income (loss) per share for the three months ended March 31, 2019 (in thousands, except per share amounts):

Three Months Ended March 31,
2019
Income allocated to Ionis	$9,978
Plus: Distribution to Ionis	13,492
Income available to Ionis	$23,470
Weighted-average common shares outstanding owned by Ionis	68,581,967
Diluted income per common share owned by Ionis	$0.34

Income allocated to common shares owned by others, plus assumed conversions	$3,717
Weighted-average common shares outstanding owned by others, plus assumed conversions	25,545,975
Diluted income per common share owned by others	$0.15

11.	Contractual Obligations and Commitments

Operating Lease

Corporate Headquarters Lease

On April 5, 2018, we entered into an operating lease agreement for 30,175 square feet of office space located in Boston, Massachusetts for our corporate headquarters. The lease commencement date was August 15, 2018 and we took occupancy in September 2018. We are leasing this space under a non-cancelable operating lease with an initial term ending after 123 months and an option to extend the lease for an additional five-year term. We did not include the extension option in our right-of-use asset and lease liability calculation as we did not consider it reasonably certain that we would exercise the option. Under the lease agreement, we received a three-month free rent period, which commenced on August 15, 2018, and a tenant improvement allowance up to $3.8 million. We provided the lessor with a letter of credit to secure its obligations under the lease in the initial amount of $2.4 million, to be reduced to $1.8 million on the third anniversary of the rent commencement date and to $1.2 million on the fifth anniversary of the rent commencement date if we meet certain conditions set forth in the lease at each such time. The letter of credit amount is included in deposits and other assets on the accompanying condensed consolidated balance sheets.

Ionis Sublease

On November 12, 2018 we entered into an operating lease agreement with Ionis Pharmaceuticals to sublease 4,723 square feet of office space located in Carlsbad, California. The commencement date was March 2018 and the term of the lease is 64 months with a four-month free rent period.

Cambridge Lease

We leased office space in a building in Cambridge, Massachusetts under an operating lease that commenced in April 2015 and was subsequently amended and expanded in February 2016 and March 2017.  The lease was scheduled to expire in April 2020.  We have subsequently terminated the lease effective April 2019.

When we determined our lease term for our operating lease right-of-use assets and lease liabilities for these leases we did not include extension option as we are not reasonably certain we will exercise the option.

Other Operating Lease Information

Other information related to our operating leases were as follows (dollar amounts in thousands):

At March 31, 2019
Right-of-use operating lease assets	$11,602
Operating lease liabilities (1)	$16,324
Weighted average remaining lease term	9.5 years
Weighted average discount rate	8%

(1)	Current portion of $1.3 million included in other current liabilities and the difference of $15 million included in long-term portion of lease liabilities on our condensed consolidated balance sheet.

Annual maturities of our operating lease liabilities as of March 31, 2019 are as follows (in thousands):

Operating Leases
Remainder of 2019 Years ended December 31,	$1,921
2020	2,422
2021	2,370
2022	2,403
2023	2,400
Thereafter	11,961
Total minimum lease payments	$23,477
Less:
Imputed interest	(7,153)
Total operating lease liability	$16,324

Operating lease expense was $0.5 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.  Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $0.6 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

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

The following table summarizes the purchase commitments as of March 31, 2019 (in thousands):

	Payments due by period
Year Ending December 31,	Total	Less than 1 year	1 to 2 years
Purchase commitments	7,173	5,811	1,362
Total	$7,173	$5,811	$1,362

12.	Subsequent Events

PTC License Agreement Regulatory Milestone

On May 3, 2019, we received regulatory approval for WAYLIVRA from the European Commission, or EC, for the treatment of adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, in the EU. As a result we will be due a license fee of $6.0 million from PTC as part of our PTC License Agreement discussed in Note 8, Collaboration and License Agreement with PTC Therapeutics, of which we will pay Ionis $3.0 million as a sublicense fee related to the Cardiometabolic License Agreement.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Akcea,” “Company,” “we,” “our,” and “us,” means Akcea Therapeutics, Inc. and our subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our financial position, outlook, business, and the therapeutic and commercial launch of TEGSEDITM, WAYLIVRATM and our other products in development. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “expectation,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are subject to certain risks and uncertainties, particularly risks related to our financial condition and need for additional capital, the clinical development and regulatory review and approval of our drugs, the commercialization of our drugs, our dependence on third parties to develop and commercialize our drugs, our relationship with Ionis Pharmaceuticals, Inc., our controlling stockholder, and risks related to our business and industry generally, such as risks inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements, like all statements in the Report, speak only as of the date of this Report (unless another date is indicated). Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion and analysis should be read in conjunction with (1) our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, and (2) the audited financial statements and accompanying notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2018, which are contained in our Annual Report on the Form 10-K for the fiscal year ended on December 31, 2018 filed on March 1, 2019 with the SEC. Our consolidated financial information may not be indicative of our future performance.

Overview

We are a commercial stage biopharmaceutical company developing and marketing drugs globally to treat patients with rare and serious diseases. We are bringing novel and transformative medicines to patients by driving clinical program execution, understanding patient and physician needs, preparing the market, creating market access, and commercializing our products on a global basis. As an affiliate of Ionis Pharmaceuticals, Inc., or Ionis, we have a robust portfolio of development-, registration- and commercial-stage drugs covering multiple targets and diseases using Ionis’ antisense technology. Our immediate focus is on the commercial launch of our commercially approved therapies, TEGSEDI in the United States, or U.S., the European Union, or EU, and Canada, and WAYLIVRA in the E.U. TEGSEDI treats the polyneuropathy caused by hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults. WAYLIVRA is indicated as an adjunct to diet in adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, and at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate.

WAYLIVRA was granted conditional marketing authorization in the E.U. on May 3, 2019. The approval of WAYLIVRA in the E.U. follows a positive recommendation by the Committee for Medical Products for Human Use, or CHMP, of the European Medicines Agency, or EMA. With this adoption of the positive opinion by the European Commission, or EC, which grants marketing authorization for medicines across the E.U., we plan to leverage our existing commercial infrastructure in Europe to market WAYLIVRA. FCS is an ultra-rare, devastating hereditary disease that causes unpredictable and potentially fatal acute pancreatitis, chronic complications due to permanent organ damage, and a severe impact on daily living. The hallmark of FCS is extremely elevated triglycerides. There are approximately 3,000 to 5,000 patients with FCS worldwide. We are advancing a mature pipeline of novel drugs with the potential to treat multiple diseases. TEGSEDI, WAYLIVRA and our pipeline drugs, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and AKCEA-TTR-LRx, are all based on Ionis’ antisense technology platform.

We are continuing to build our current commercial infrastructure to support TEGSEDI and, in the E.U., WAYLIVRA, and plan to use this infrastructure to support the other drugs in our pipeline, if approved, as we anticipate further commercialization in serious and rare diseases. A key element of our commercial strategy is to provide the specialized, patient-centric support required to successfully address rare disease patient populations. We believe our focus on treating patients with inadequately addressed rare and serious diseases will allow us to partner efficiently and effectively with the specialized medical community that supports these underserved patient communities. Our supply chain is fully operational in both the U.S. and E.U. To further support the hATTR amyloidosis community, Akcea and Ambry Genetics Corporation, or Ambry, a Konica Minolta company, launched hATTR Compass™ in the U.S. and Canada, a no-cost, confidential genetic testing and genetic counseling program for people with suspected hATTR amyloidosis. This program is intended to empower people with accurate genetic information, so they can make informed decisions about their healthcare.

Our efforts to treat people with serious and under-served rare diseases are focused on transthyretin amyloidosis, or ATTR amyloidosis, and cardiometabolic diseases.

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

TEGSEDI was discovered and developed by Ionis and was licensed by us in April 2018. In addition to TEGSEDI, we and Ionis are developing AKCEA-TTR-LRx for hereditary and wild-type forms of transthyretin amyloidosis, or ATTR amyloidosis. We initiated clinical development of AKCEA-TTR-LRx in December 2018.

Cardiometabolic

Our lipid/cardiometabolic drugs, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx, are all based on antisense technology developed by Ionis. We are focused on commercial preparations for WAYLIVRA in the E.U. and on regulatory discussions for WAYLIVRA in the U.S. and Canada. WAYLIVRA was granted conditional marketing authorization in the E.U. on May 3, 2019. The approval of WAYLIVRA in the E.U. follows a positive recommendation by the CHMP of the EMA, as an adjunct to diet in adult patients with genetically confirmed FCS, who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. With the adoption of the positive opinion by the EC, which grants marketing authorization for medicines across the EU, we plan to leverage our existing commercial infrastructure in Europe to market WAYLIVRA. On May 10, 2018, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee voted to support approval of WAYLIVRA for the treatment of people with FCS. On August 27, 2018, we and Ionis announced that we received a Complete Response Letter from the Division of Metabolism and Endocrinology Products of the FDA regarding the New Drug Application for WAYLIVRA. The FDA did not cite any new concerns beyond those described in the Advisory Committee briefing book, in which the main areas of focus were the dosing schedule and management of thrombocytopenia. We continue to feel strongly that WAYLIVRA demonstrates a favorable benefit/risk profile in people with FCS, as was reflected in the positive outcome from the Advisory Committee meeting. In November 2018, we received a Notice of Noncompliance withdrawal letter, or NON-W, from Heath Canada for WAYLIVRA.

FCS is a severe and rare lipid disorder characterized by extremely elevated levels of triglycerides. FCS has life-threatening consequences such as acute pancreatitis and the lives of patients with this disease are impacted daily by the associated symptoms. In our clinical program, we have observed consistent and substantial (>70%) decreases in triglycerides and improvements in other manifestations of FCS, including pancreatitis attacks and abdominal pain. We believe the safety and efficacy data from the WAYLIVRA program demonstrate a favorable risk-benefit profile for patients with FCS. WAYLIVRA is also in Phase 3 clinical development for the treatment of familial partial lipodystrophy, or FPL. AKCEA-APO(a)-LRx completed Phase 2 in 2018 and Novartis is currently working to initiate the Phase 3 program. Our other two lipid/cardiometabolic drugs are currently in Phase 2 clinical development.

Commercial Infrastructure

We are continuing to build our global infrastructure as we commercialize TEGSEDI and, in the E.U., prepare to commercialize WAYLIVRA, and we have commercial teams in place in the U.S., E.U. and Canada. In addition, in August 2018, we entered into a licensing agreement with PTC Therapeutics International Limited, or PTC Therapeutics, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. A key element of our commercial strategy is to provide the specialized, patient-centric support required to successfully address rare disease patient populations. We believe our focus on treating patients with inadequately addressed rare and serious diseases will allow us to partner efficiently and effectively with the specialized medical community that supports these underserved patient communities.

To maximize the commercial potential of two of the drugs in our pipeline, we initiated a strategic collaboration with Novartis Pharma AG, or Novartis, for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. In February 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. Novartis is currently preparing to initiate a Phase 3 study of AKCEA-APO(a)-LRx in patients with established cardiovascular disease, or CVD and elevated levels of lipoprotein(a), or Lp(a). We believe Novartis brings significant resources and expertise to the collaboration that can accelerate our ability to deliver these potential therapies to the large populations of patients who have high cardiovascular risk due to inadequately treated lipid disorders. As part of our collaboration, we received $75.0 million in an upfront option payment, of which we retained $60.0 million and paid $15.0 million to Ionis as a sublicense fee. We also earned a $150.0 million license fee when Novartis exercised its option to license AKCEA-APO(a)-LRx in February 2019. As a result of the option exercise, on March 29, 2019 we issued 2,837,373 shares of our common stock to Ionis as payment of a $75.0 million sublicense fee. Novartis is now responsible for all future development and commercialization activities for AKCEA-APO(a)-LRx. We are eligible to receive license fees, milestone payments and royalties on sales of AKCEA-APO(a)-LRx from Novartis if and when it meets the development, regulatory and sales milestones specified in our agreement. In connection with Novartis’ exercise of its option to exclusively license AKCEA-APO(a)-LRx, we and Novartis established a more definitive framework under which we will negotiate the co-commercialization of AKCEA-APO(a)-LRx between the two companies in selected markets. Included in this framework is an option by which Novartis could solely commercialize AKCEA-APO(a)-LRx in exchange for Novartis paying us increased commercial milestone payments based on sales of AKCEA-APO(a)-LRx. We will share any license fees, milestone payments and royalties equally with Ionis.

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

Our strategic collaboration with Novartis has a potential aggregate transaction value of over $1.0 billion, plus royalties, which we would generally be required to share equally with Ionis. The calculation of potential aggregate transaction value assumes that Novartis licenses, successfully develops and achieves regulatory approval for both AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx in the U.S., E.U. and Japan, and that Novartis achieves pre-specified sales targets with respect to both drugs. In addition to the $150 million license fee that we have received for AKCEA-APO(a)-LRx we are eligible to receive up to $675.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $360.0 million for the achievement of commercialization milestones. In addition, for AKCEA-APOCIII-LRx we are eligible to receive up to $530.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $240.0 million for the achievement of regulatory milestones and up to $265.0 million for the achievement of commercialization milestones. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx, and Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will pay 50% of these license fees, milestone payments and royalties to Ionis as a sublicense fee. See Note 6, Strategic Collaboration with Novartis, to our condensed consolidated financial statements for additional information.

We began recognizing revenue under the collaboration with Novartis upon its initiation in 2017. Our collaboration and license revenue for the first three months of 2019 was $157.1 million. In addition, we began to recognize TEGSEDI product revenue in late 2018. Our product revenue for the first three months of 2019 was $6.8 million. Our total revenue for the first three months of 2019 was $163.8 million. Our net income for the first three months of 2019 was $27.2 million. Such net income has resulted from our revenues which was offset by costs incurred in developing TEGSEDI, WAYLIVRA and the other drugs in our pipeline, commercializing TEGSEDI and WAYLIVRA, and general and administrative activities associated with our operations. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. The transition to profitability is dependent upon the successful development, approval, and commercialization of our products and product candidates and the achievement of a level of revenue adequate to support our cost structure. We incur meaningful expenses to support commercialization, including manufacturing, marketing, sales and distribution functions.

As of March 31, 2019, we had cash, cash equivalents and investments of $321.8 million. We plan to use our cash, cash equivalents and investments on hand as of March 31, 2019 to further our commercialization efforts of TEGSEDI and WAYLIVRA and continue the advancement of our pipeline drugs.

Our Relationship with Ionis

Ionis formed Akcea as a wholly owned subsidiary to complete development of and commercialize Ionis’ drugs to treat lipid disorders. We began business operations in January 2015. We licensed our cardiometabolic franchise from Ionis at the beginning of 2015. Prior to licensing these drugs, Ionis’ employees performed all of the development, regulatory and manufacturing activities for these drugs either themselves or through third-party providers. As such, Ionis incurred all of the expenses associated with these activities and reported them in its condensed consolidated financial statements. TEGSEDI and AKCEA-TTR-LRx were licensed from Ionis in April 2018. Prior to then, Ionis had been advancing these drugs in development and incurring the expenses for those activities. Under our license agreements with Ionis, Ionis continued and is continuing to conduct development, regulatory or manufacturing activities for our drugs and to charge us for this work. As of March 31, 2019, Ionis owned approximately 76 percent of our outstanding stock.

Critical Accounting Policies

The accounting policies we followed in the preparation of our interim condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q are consistent in all material respects with those included in Note 2 of our Annual Report on the Form 10-K for the fiscal year ended on December 31, 2018 and Note 2 in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Comparison of the three months ended March 31, 2019 and 2018

Revenue

The following table sets forth our revenue for the periods presented (in thousands):

	Three months ended March 31,
	2019	2018
Product revenue	$6,754	$—
Research and development and license revenue under collaboration agreement	157,062	17,108
Total revenue	$163,816	$17,108

Product revenue. Product revenue of $6.8 million for the three months ended March 31, 2019 relates to sales of TEGSEDI globally. For the three months ended March 31, 2018, we did not generate any product revenue.

Research and development revenue. For the three months ended March 31, 2019, we recognized $157.1 million compared to $17.1 million for the three months ended March 31, 2018, in research and development and license revenue from our collaboration with Novartis. The increase in research and development revenue was primarily the result of the $150 million license fee related to Novartis’ exercise of its option to license AKCEA-APO(a)-LRx.

Cost of sales and license expense

The following table sets forth our cost of sales and license expense for the periods presented (in thousands):

	Three months ended March 31,
	2019	2018
Cost of sales - product	$923	$—
Cost of sales - intangible asset amortization	1,403	—
Total cost of sales and license expenses, excluding non-cash stock-based compensation expense	2,326	—
Non-cash stock-based compensation expense	118	—
Total cost of sales and license expenses	$2,444	$—

Cost of sales – product expense of $0.9 million for the three months ended March 31, 2019, consists of period costs and certain fixed costs associated with the manufacturing of TEGSEDI. We do not expect fixed costs will increase in direct correlation to sales. Based on our policy, we expense costs associated with the manufacture of our products as research and development expense prior to regulatory approval. Certain product costs of TEGSEDI units recognized as revenue during the three months ended March 31, 2019, were incurred prior to the July 2018 EU approval, and therefore are not included in cost of sales during this quarter.  We expect cost of sales to increase as we deplete inventories that were previously expensed prior to approval but are utilized for commercial sales. The cost of units sold during the period for which there was no cost basis was $0.3 million for the three months ended March 31, 2019. No product cost of sales was recorded for the three months ended March 31, 2018. All amounts exclude non-cash compensation expense related to equity awards.

Cost of sales expense – intangible asset amortization of $1.4 million for the three months ended March 31, 2019, consisted of amortization of intangible assets recorded as a result of the achievement of TEGSEDI regulatory milestones in the U.S. and E.U.

Research and development expense

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Three months ended March 31,
	2019	2018
External TEGSEDI expenses	$151	$—
External WAYLIVRA expenses	2,287	6,559
Other external research and development projects expenses	8,896	13,126
Research and development personnel and overhead expenses	9,364	5,971
Sublicensing expenses	75,000	—
Total research and development expenses, excluding non-cash stock-based compensation expense	95,698	25,656
Non-cash stock-based compensation expense	3,921	2,314
Total research and development expenses	$99,619	$27,970

Research and development expenses were $95.7 million for the three months ended March 31, 2019 compared to $25.7 million for the same period in 2018. The increase in research and development expenses was primarily due to development activities related to  sublicensing expenses related to our collaboration with Novartis of $75 million, development activities related to our Phase 2b studies for AKCEA-APOCIII-LRx and AKCEA-ANGPTL3-LRx which were initiated in the first quarter of 2018 and personnel and overhead expense to support our development efforts. This increase was offset primarily due to a decrease in development activities for AKCEA-APO(a)-LRx as the clinical study ended, finished data collection and reported topline results, as well as a decrease in development activities for WAYLIVRA. All amounts exclude non-cash compensation expense related to equity awards.

Selling, general and administrative expense

The following table sets forth our selling, general and administrative expenses for the periods presented (in thousands):

	Three months ended March 31,
	2019	2018
Selling, general and administrative expenses	$30,081	$15,395
Non-cash compensation expense related to equity awards	14,521	4,070
Total Selling, general and administrative expenses	$44,602	$19,465

Selling, general and administrative expenses were $30.1 million for the three months ended March 31, 2019 compared to $15.4 million for the three months ended March 31, 2018. Our selling, general and administrative expenses increased due to the ongoing buildout of our commercial organization and advancement of pre-commercialization and commercialization activities necessary to launch TEGSEDI in the U.S., the EU and Canada, and our anticipated launch of WAYLIVRA in the E.U. All amounts exclude non-cash compensation expense related to equity awards.

Net Profit/Loss Share

In the first quarter of 2019, the profit sharing provisions for TEGSEDI under the TTR License Agreement with Ionis became effective. As we are the principal for all commercial activities related to the TTR License Agreement, we record all commercial activities related to TEGSEDI on a gross basis in our statement of operations, including revenues, cost of sales and sales and marketing expenses. The Ionis share of commercialization costs for TEGSEDI is separately presented within operating expenses in our statement of operations under the caption “Net loss share from commercial activities under agreement with Ionis Pharmaceuticals, Inc.”. For the three months ended March 31, 2019, we recorded $9.1 million of cost share related to TEGSEDI commercial activities. We did not record any amounts of cost share for the three months ended March 31, 2018.

Other income and other expense

Investment income. Investment income for the three months ended March 31, 2019 totaled $1.2 million compared to $0.9 million for the same period in 2018. The increase in investment income was primarily due to a higher average investment balance and an increase in the interest rates on high quality debt and U.S. government agencies investments during 2019 compared to 2018.

Net Income (Loss) and Net Income (Loss) Per Share

Net income for the three months ended March 31, 2019 was $27.2 million compared to a net loss of $29.6 million for the same period in 2018. We realized net income during 2019 compared to the net loss incurred in 2018 primarily due to the $150 million license fee related to Novartis’ exercise of its option to license AKCEA-APO(a)-LRx offset by the development and pre-commercialization and commercial activities for TEGSEDI and WAYLIVRA, the increase in expenses related to development activities for our other drugs, and the ongoing global expansion of our company. Basic net income per common share owned by Ionis and owned by others for the three months ended March 31, 2019 was $0.35 and $0.15, respectively. Basic net loss per common share owned by Ionis and owned by others for the three months ended March 31, 2018 was $0.44. Diluted net income per common share owned by Ionis and owned by others for the three months ended March 31, 2019 was $0.34 and $0.15, respectively. Diluted net loss per common share owned by Ionis and owned by others for the three months ended March 31, 2018 was $0.44.

Liquidity and Capital Resources

At March 31, 2019 we had cash, cash equivalents and investments of $321.8 million and accumulated deficit of $494.9 million.

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

On February 22, 2019, we earned a license fee of $150.0 million related to Novartis’ option exercise of AKCEA-APO(a)-LRx, for which we issued 2,837,373 shares of our common stock on March 29, 2019 to Ionis as payment of a $75.0 million sublicense fee. See Note 6, Strategic Collaboration with Novartis and Note 7, License Agreements and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Form 10-Q for more information about our collaboration with Novartis and Cardiometabolic licensing agreement with Ionis.

At March 31, 2019, we had working capital of $297.8 million compared to working capital of $186.6 million at March 31, 2018. Working capital increased in 2019 primarily due to the increase in our cash, cash equivalents and investments as a result of our financing and revenue activities. This increase is offset by activities related to our normal course of business. As of March 31, 2019, our outstanding receivable from Ionis was $7.2 million under our Amended Services Agreement with Ionis.

TEGSEDI is approved in the U.S., E.U. and Canada and we have begun our commercialization efforts in these three regions. We began to generate product revenue from TEGSEDI drug sales in the fourth quarter of 2018. We anticipate that we will continue to incur losses for the foreseeable future, and losses may continue to increase as we develop, seek regulatory approval for, and begin to commercialize our other pipeline drugs. We are subject to all of the risks incident in developing and commercializing new drugs and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

On February 22, 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx as part of our strategic collaboration with Novartis discussed in Note 6, Strategic Collaboration with Novartis. As a result we earned a license fee of $150.0 million. On March 29, 2019 we issued 2,837,373 shares of our common stock to Ionis as payment of the $75.0 million sublicense fee.

Future Funding Requirements

We expect that our cash, cash equivalents and investments of $321.8 million as of March 31, 2019, and cash expected to be generated from sales of TEGSEDI, which has been approved in the U.S., the EU and Canada, and cash expected to be generated from sales of WAYLIVRA, which has received conditional approved in the EU, will be sufficient to fund our operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. We expect to raise additional funding in the future to continue developing the drugs in our pipeline and to commercialize TEGSEDI and WAYLIVRA, or any other approved drug.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the cost of establishing and managing sales, marketing, manufacturing and distribution capabilities for our drugs;
•

the revenue generated from commercial sales of our drugs for which we receive marketing authorization, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of our drugs from third-party payors, including government programs and managed care organizations, and competition within the therapeutic class to which our drugs are assigned;

•	the effect of competing technological and market developments;

•	our strategic collaborators' success in developing and commercializing our drugs;
•	the number and characteristics of drugs that we may pursue;
•

the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than, those that we currently expect;

•	our need to expand our development activities, including our need and ability to hire additional employees;
•	the design, initiation, progress, size, timing, costs and results of our clinical and nonclinical studies; and
•	our need to add infrastructure, implement internal systems and hire additional employees to operate as a public company.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

On February 22, 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx as part of our strategic collaboration with Novartis discussed in Note 6, Strategic Collaboration with Novartis to our condensed consolidated financial statements included in this Form 10-Q. As a result, we earned a license fee of $150.0 million. On March 29, 2019, we issued 2,837,373 shares of our common stock to Ionis as payment of the related $75.0 million sublicense fee.

On May 3, 2019, we received regulatory approval for WAYLIVRA from the European Commission, or EC, for the treatment of adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, in the EU. As a result we will be due a license fee of $6.0 million from PTC as part of our PTC License Agreement discussed in Note 8, Collaboration and License Agreement with PTC Therapeutics, of which we will pay Ionis $3.0 million as a sublicense fee related to the Cardiometabolic License Agreement.

Other than the above, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 1, 2019.

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

Foreign Exchange Risk

Our results of operations are subject to foreign currency exchange rate fluctuations as we have foreign subsidiaries, Akcea Therapeutics UK Ltd., or Akcea UK, Akcea Therapeutics Canada, Inc., or Akcea Canada, Akcea Therapeutics France SAS, or Akcea France, Akcea Therapeutics Germany GmbH, or Akcea Germany, Akcea Therapeutics Ireland Limited, or Akcea Ireland, Akcea Therapeutics Portugal, Unipessoal Lda, or Akcea Portugal, Akcea Therapeutics Italia S.R.L., or Akcea Italy, and Akcea Therapeutics Spain, S.L., or Akcea Spain, with functional currencies other than the U.S. dollar. We created these foreign subsidiaries to support our initial pre-commercialization and commercial activities in North America and Europe and to serve as potential entities for future North American and European operations. We translate the foreign subsidiaries' functional currencies to our reporting currency, the U.S. dollar. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in the foreign currencies to U.S. dollar exchange rate which are difficult to predict. However, because the Akcea foreign subsidiaries currently have limited operations, the effect of fluctuations of the foreign currencies to U.S. dollar exchange rate on our condensed consolidated results is immaterial to our condensed consolidated financial statements.  Our business strategy incorporates potentially significant international expansion, particularly with the recent conditional approval of WAYLIVRA in the E.U., therefore we expect that the impact of foreign currency exchange rate fluctuations may become more substantial in the future.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2019.

We also performed an evaluation of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls in connection with our adoption of ASU 2016-02, Leases (Topic 842).We conducted this evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. That evaluation did not identify any significant changes in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this Report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Risks Related to Our Financial Condition and Need for Additional Capital

We have a limited operating history and may never become sustainably profitable.

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

As a company, we have limited experience commercializing products. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic partners, to successfully develop our drugs, obtain the regulatory approvals necessary to commercialize our drugs, including WAYLIVRATM (volanesorsen), AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, launch WAYLIVRA in the E.U., and continue the commercialization of TEGSEDI TM (inotersen). Although we received our first revenue from product sales in the fourth quarter of 2018, if we are not successful in growing revenue and controlling costs, we will not achieve sustainably profitable operations or positive cash flow. Our ability to generate revenue sufficient to achieve profitability from product sales depends heavily on our and our current and future strategic partners' success in:

•	completing clinical development of WAYLIVRA for additional indications and nonclinical and clinical development of AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx;
•	seeking and obtaining initial or additional regulatory and marketing authorizations for our drugs, including TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx and our other drugs in development;
•

managing supply and manufacturing relationships with third parties that can provide the amount and quality of products and services we need to continue to commercialize TEGSEDI and WAYLIVRA and to develop and, if approved, commercialize AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;

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

We may not successfully develop our products or generate product revenue sufficient to cover operating expenses or become sustainably profitable. If we cannot achieve or maintain profitability, it would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If the market price of our common stock declined, you could lose all or part of your investment.

We have mostly incurred losses since our inception.

Because drug development requires substantial lead-time and funding prior to commercialization, we have generally incurred expenses while generating limited revenue from our operating activities since our formation. Our net income was $27.2 million for the three months ended March 31, 2019 compared to a net loss of $29.7 million for the three months ended March 31, 2018. We realized a net income during 2019 compared to a net loss incurred in 2018 primarily due to the $150 million license fee related to Novartis’ exercise of its option to license AKCEA-APO(a)-LRx. As of March 31, 2019, we had an accumulated deficit of approximately $494.9 million. We expect to incur additional operating losses for the foreseeable future, and these losses may increase if we cannot generate substantial revenue.

We will require substantial additional funding to achieve our goals. If we fail to obtain timely funding, we may need to curtail or abandon some of our programs. *

All of our drugs are undergoing clinical studies. All of our drug programs, except TEGSEDI in the United States, E.U., and Canada, and WAYLIVRA in the E.U., will require additional nonclinical and/or clinical testing and/or marketing authorization prior to commercialization. We will need to spend significant additional resources to conduct these activities. Our expenses could increase beyond expectations if the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities require us to perform clinical studies and other studies in addition to those that we currently anticipate. As of March 31, 2019, we had cash, cash equivalents and investments equal to $321.8 million. Our operating expenses were $137.6 million and $47.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Prior to our IPO, we funded our operating activities through a $100.0 million cash contribution we received from Ionis in 2015, $75.0 million that we received from initiating our collaboration with Novartis and $106.0 million in drawdowns under our line of credit with Ionis. The line of credit converted to our common stock when we closed our IPO. We no longer have access to the line of credit following the closing of our IPO and we do not have any firm commitment from Ionis to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Additionally, in July 2017 we received $182.3 million in net proceeds from our IPO including $25.0 million that Ionis invested in our IPO and the Novartis concurrent private placement of $50.0 million. In April 2018, we received $200.0 million from the common stock we issued in connection with the licensing transaction with Ionis discussed in Note 7, License Agreements and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Form 10-Q We expect that we will need to raise additional funding to continue developing the drugs in our pipeline and to seek regulatory approval for and to commercialize TEGSEDI, WAYLIVRA and other drugs in our pipeline.

We have received marketing authorization approval for TEGSEDI from the FDA for the treatment of the polyneuropathy of hATTR in adult patients in the United States, from the European Commission, or EC, and from Health Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR, and we will continue to incur significant costs commercializing TEGSEDI. Further, on May 3, 2019, we received conditional marketing authorization approval for WAYLIVRA from the EC as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. Even if we obtain marketing authorizations to sell AKCEA-APO(a)-LRx or AKCEA-TTR-LRx, additional marketing authorizations for WAYLIVRA or marketing authorizations for WAYLIVRA in other indications, we will incur significant costs to commercialize the approved product. To date, only one of our product(s), TEGSEDI, has commercially launched, and even if we generate substantial revenue from the sale of approved products, we may not become sustainably profitable and would need to obtain additional funding to continue operations.

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

Even if our drugs are successful in preclinical and earlier-stage clinical studies, the drugs may not be successful in later-stage clinical studies. *

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

In addition, WAYLIVRA and AKCEA-APOCIII-LRx have the same mechanism of action, TEGSEDI and AKCEA-TTR-LRx, also have the same mechanism of action and all of our current drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx, are chemically similar to each other and the drugs Ionis and other companies are developing separately. As a result, a safety observation we, Ionis or other companies encounter with one of our or their drugs could have or be perceived by a regulatory authority to have an impact on a different drug we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our drugs or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our drugs: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. For example, in connection with the conditional marketing approval for WAYLIVRA in the E.U., the EC is requiring us to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. Similarly, we have an ongoing Phase 3 study of WAYLIVRA in patients with FPL, an ongoing open label extension study of WAYLIVRA in patients with FCS and an open label extension study of TEGSEDI in patients with hATTR, and an early access program, or EAP, for both WAYLIVRA and TEGSEDI. Adverse events or results from these studies or the EAPs could negatively impact our pending or future marketing approval applications for WAYLIVRA and TEGSEDI in patients with FCS or hATTR amyloidosis or the commercial opportunity for WAYLIVRA or TEGSEDI. In August 2018, we received a Complete Response Letter, or CRL, from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Notice of Noncompliance withdrawal letter, or Non-W, from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any revenue or profit from the sale of WAYLIVRA. Any failure or delay in the clinical studies for any of our drugs in development could reduce the commercial potential or viability of our drugs.

We may not have appropriately designed the planned and ongoing clinical studies for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development to support submission of a marketing application to the FDA and foreign regulatory authorities or demonstrate safety or efficacy at the level required by the FDA and foreign regulatory authorities for product approval. *

We completed a Phase 3 clinical program for WAYLIVRA for the treatment of FCS in 2018 and are conducting or plan to conduct additional clinical studies for WAYLIVRA in patients with FPL, as well as for AKCEA-TTR-LRx, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx.

Even if we achieve positive results on the endpoints for these clinical studies or any future clinical studies, the FDA or foreign regulatory authorities may believe the clinical studies do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. For example, in August 2018, we received a CRL from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Non-W from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to the FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating meaningful revenue or profit from the sale of WAYLIVRA. The CHMP of the EMA adopted a positive opinion recommending conditional marketing authorization of WAYLIVRA as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The positive opinion was subsequently referred to the EC, which grants marketing authorization for medicines in the European Union, as well as to European Economic Area members Iceland, Liechtenstein and Norway. The EC decided to adopt the CHMP’s positive opinion and on May 3, 2019 we received conditional marketing authorization approval for WAYLIVRA from the EC as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. Despite this recent conditional marketing authorization from the EC, these risks that we may not have appropriately designed the planned and ongoing clinical studies for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development are more likely to occur since we are developing our drugs against therapeutic targets or to treat diseases in which there is little or no clinical experience. In addition, these risks may be more likely to occur for WAYLIVRA since there were some patients in the Phase 3 program that experienced serious platelet events (grade 4 thrombocytopenia), a condition in which the patient has very low platelet levels, and additional patients experienced other adverse events in the program, including patients who discontinued participation in the APPROACH study due to platelet count declines. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent.

We may make modifications to the clinical study protocols or designs of our ongoing clinical studies that delay enrollment or completion of such clinical studies and could delay additional regulatory approvals for WAYLIVRA and initial regulatory approvals for our other drugs in development. Any failure to obtain an approval for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development on the timeline that we currently anticipate, or at all, would have a material and adverse impact on our business, prospects, financial condition and results of operations and could cause our stock price to decline.

Clinical studies for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx or our other drugs may not demonstrate safety or efficacy at the level required by the FDA and foreign regulatory authorities for product approval. *

In January 2019, the CHMP of the EMA adopted a positive opinion recommending conditional marketing authorization of WAYLIVRA as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The positive opinion was subsequently referred to the EC, which grants marketing authorization for medicines in the European Union, as well as to European Economic Area members Iceland, Liechtenstein and Norway. The EC decided to adopt the CHMP’s positive opinion and on May 3, 2019, we received conditional marketing authorization approval for WAYLIVRA from the EC as an adjunct to diet in adult patients with genetically confirmed FCS patients who are at high risk for pancreatitis, in whom response to diet and triglyceride lowing therapy has been inadequate. Despite the recent conditional marketing authorization from the EC for WAYLIVRA, the FDA and Health Canada may continue to deem the results from our clinical studies for WAYLIVRA insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. We and Ionis are conducting or intend to conduct clinical studies for AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx.

Even if positive results on the endpoints for the clinical studies are achieved, the FDA or foreign regulatory authorities may believe the clinical studies do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and may deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. For example, in August 2018 we received a CRL from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Non-W from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any revenue or profit from the sale of WAYLIVRA. As an additional example, the foreign regulatory authorities could claim that we have not tested WAYLIVRA for additional indications, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx in a sufficient number of patients to demonstrate that the drug is safe and effective in patients with other indications to support an application for marketing authorization for the applicable indication. In such a case, we may need to conduct additional clinical studies before obtaining marketing authorization, which would be expensive and delay the development and commercialization of the drug.

Any failure to obtain approvals for WAYLIVRA in other important markets outside of the United States, Canada and the European Union, on the timeline that we currently anticipate, or at all, would have a material and adverse impact on our business, prospects, financial condition and results of operations and could cause our stock price to decline.

If we or our partners fail to obtain regulatory approval for our drugs, including AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, or additional approvals for TEGSEDI and WAYLIVRA, we or our partners cannot sell them in the applicable markets. *

We cannot guarantee that any of our drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, will be safe and effective, or will be approved or receive additional approvals for commercialization, as applicable. We and our partners must conduct time-consuming, extensive and costly clinical studies to demonstrate the safety and efficacy of each of our drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, before they can be approved, or receive additional approvals, for sale. We and our partners must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

We or our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our drugs. It is possible that regulatory authorities will not approve TEGSEDI in additional markets or WAYLIVRA in additional markets or for additional indications or any of our other drugs, including AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, for marketing. If the FDA or another regulatory authority believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, the authority will not approve the specific drug or will require additional studies, which can be time consuming and expensive and which will delay or harm our ability to successfully commercialize the drug. For example, in August 2018, we received a CRL from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Non-W from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any meaningful revenue or profit from the sale of WAYLIVRA.

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

We will continue to dedicate a substantial amount of our resources to commercialize TEGSEDI and support the continued development of AKCEA-TTR-LRx. In addition, we may dedicate a substantial amount of our resources to commercialize WAYLIVRA to for patients with FCS and to develop and seek regulatory approval for WAYLIVRA to treat patients with FPL. As a result, we may forego or delay pursuit of opportunities with our other drugs or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and drugs for specific indications may not yield any commercially viable drugs.

Our drugs, including TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, could be subject to regulatory limitations following approval. *

Following approval of a drug, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of drug products. Promotional communications regarding prescription drugs must be consistent with the information in the product's approved labeling. We and our partners may not obtain the labeling claims necessary or desirable to successfully commercialize our drug products, including TEGSEDI and WAYLIVRA for FCS in the European Union, and if approved, WAYLIVRA for additional indications, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development.

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

In addition, when approved, the FDA or a foreign regulatory authority may condition approval on the performance of post-approval clinical studies or patient monitoring, which could be time consuming and expensive. For example, in connection with the conditional marketing approval for WAYLIVRA in the E.U., the EC is requiring us to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. If the results of such post-marketing studies are not satisfactory, the FDA, EC, or other foreign regulatory authority may withdraw marketing authorization or may condition continued marketing on commitments from us or our partners that may be expensive and/or time consuming to fulfill.

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

The development and commercialization of TEGSEDI and WAYLIVRA may place strain on our management team’s time and attention and may divert our management team’s attention from our other existing products. *

Although we have personnel with experience commercializing drugs, we ourselves have limited experience commercializing products. We commercially launched TEGSEDI during the fourth quarter of 2018 and, following our receipt of conditional marketing authorization approval from the EC, we plan to commercially launch WAYLIVRA in the European Union during 2019 as an adjunct to diet in patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The commercial launch of TEGSEDI will continue to and the commercial launch of WAYLIVRA will require significant efforts and the devotion of substantial resources, as we finalize regulatory submissions, manage the manufacturing of sufficient quantities of product to support long-term commercial sales and integrate, optimize or maintain, as applicable, the global sales, marketing, medical, for each of WAYLIVRA and TEGSEDI, and patient support infrastructure, which may place pressure on the management team’s time and attention. These efforts may also divert the attention of the management team from our other business operations, such as the development or commercialization of our other pipeline products, including AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx. As a result, our business, results of operations, financial condition and prospects for future growth could be adversely impacted and the market price of our common stock may decline.

Risks Related to Commercialization of Our Drugs

If we cannot effectively manage our marketing and sales capabilities or enter into agreements with third parties to market and sell our drug products, we may not generate product revenue.

We commercially launched TEGSEDI in the fourth quarter of 2018 and plan to commercialize WAYLIVRA in the European Union in 2019.  To successfully commercialize TEGSEDI and WAYLIVRA, we must effectively manage our marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. To commercialize WAYLIVRA in the initial indications we plan to pursue and to continue the commercialization of TEGSEDI, we will need to optimize and maintain specialty sales forces in the global regions where we currently market or expect to market TEGSEDI and WAYLIVRA, supported by case managers, reimbursement specialists, partnerships with specialty pharmacies, injection training, routine blood and urine monitoring and a medical affairs team. We may seek to further penetrate markets by expanding our sales forces or through strategic partnerships with other pharmaceutical or biotechnology companies or third-party sales organizations.

Even though certain members of our management team and other employees have significant experience commercializing drugs, as a company we have limited experience marketing, selling or distributing drugs, and there are significant risks involved in building and managing a commercial infrastructure. It is expensive and time consuming for us to maintain our own sales forces and related compliance protocols to market TEGSEDI and WAYLIVRA, and it will be increasingly expensive and time consuming as we commercially launch additional drugs, if approved. We may never successfully optimize or manage this capability and any failure could delay or preclude the commercial launch of WAYLIVRA or adversely affect TEGSEDI sales. We and our partners, if any, will have to compete with other companies to recruit, hire, train, manage and retain marketing and sales personnel. As a result of our receipt of a CRL from the FDA regarding the new drug application for WAYLIVRA, on September 6, 2018, we enacted a plan to reorganize our workforce to better align with the immediate needs of our business. In connection with this reorganization plan, we reduced our workforce by approximately 12%. If WAYLIVRA is subsequently approved in the United States, we will again need to increase our operations and expand our use of third-party contractors.

We have incurred expenses launching TEGSEDI in the E.U., Canada and U.S. and will incur expenses launching WAYLIVRA in the European Union and integrating and managing the marketing and sales infrastructure. If regulatory requirements or other factors cause the commercialization of TEGSEDI or WAYLIVRA to be less successful than expected in important markets, we would incur additional expenses for having invested in these capabilities prior to realizing any significant revenue from sales of TEGSEDI or WAYLIVRA. Our sales force and marketing teams may not successfully commercialize TEGSEDI.

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

If the market does not accept our drugs, including TEGSEDI, WAYLIVRA, AKCEA-TTR-LRx and our other drugs in development, we are not likely to generate substantial product revenue or become profitable. *

Even though we have obtained marketing authorization approval from the FDA, the EC and Health Canada for TEGSEDI, conditional marketing authorization approval from the EC for WAYLIVRA and if we or our strategic partners obtain a marketing authorization for WAYLIVRA in the United States or Canada or for additional indications, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, our success will depend upon the medical community, patients and third-party payors accepting our drugs as medically useful, cost-effective, safe and convenient. Even if the FDA or foreign regulatory authorities authorize our drugs for commercialization, doctors may not prescribe our drugs to treat patients. We and our partners may not successfully commercialize additional drugs.

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

For example, the product label for TEGSEDI in the United States has a boxed warning for thrombocytopenia and glomerulonephritis, requires periodic blood and urine monitoring, and TEGSEDI has a Risk Evaluation and Mitigation Strategy, or REMS, program. Our main competition in the U.S. market for TEGSEDI is ONPATTRO (patisiran), marketed by Alnylam Pharmaceuticals, Inc. Although ONPATTRO requires intravenous administration and pre-treatment with steroids, it does not have a boxed warning or REMS. Additionally, the product label for WAYLIVRA will require periodic blood monitoring. In each case, these label requirements could negatively affect our ability to attract and retain patients for these drugs. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent. While we believe we can better maintain patients on TEGSEDI and WAYLIVRA through our patient-centric commercial approach where we plan to have greater involvement with physicians and patients, if we cannot effectively maintain patients on TEGSEDI and WAYLIVRA, we may not be able to generate substantial revenue from TEGSEDI and WAYLIVRA sales.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of drugs in our development pipeline. For example, WAYLIVRA could face competition from drugs like metreleptin and gemcabene. Metreleptin, produced by Novelion Therapeutics, Inc., is currently approved in the U.S. and E.U. for use in generalized lipodystrophy patients. WAYLIVRA may also compete with gemcabene, an oral small molecule that reduces apoC-III, that Gemphire Therapeutics, Inc. is developing to treat patients with triglycerides above 500 mg/dL.

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

If government or other third-party payors fail to provide adequate coverage and payment rates for TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, our revenue and prospects for profitability will be limited. *

In both domestic and foreign markets, sales of our future products will depend in part upon the availability of coverage and reimbursement from third-party payors. The majority of patients in the United States who would fit within our target patient populations for our drugs have their healthcare supported by a combination of Medicare coverage, other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be enough to make our drugs affordable. Accordingly, TEGSEDI and WAYLIVRA for FCS in the European Union and, if approved, WAYLIVRA in the United States or Canada and for additional indications, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, will face competition from other therapies and drugs for limited financial resources. We may need to conduct post-marketing studies to demonstrate the cost-effectiveness of any future products to satisfy third-party payors. These studies might require us to commit a significant amount of management time and financial and other resources. Third-party payors may never consider our future products as cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

Given the significant penalties and fines that the government can impose on companies and individuals if convicted, allegations of violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government were to allege or convict us or our executive officers of violating these laws, our business could be harmed. In addition, private individuals may bring similar actions under the False Claims Act. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing focus on these laws by law enforcement authorities. To the extent we have access to protected health information we could be subject to foreign and federal and state health information privacy and security laws, including without limitation, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and analogous foreign and state laws governing the privacy and security of health information, such as the General Data Protection Regulation, or GDPR in the E.U., and the California Consumer Privacy Act, or CCPA, in California, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect; and the Physician Payments Sunshine Act, which requires manufactures of medicines, devices, biologic and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Our failure to comply with applicable federal and state health information privacy and security laws could subject us to significant fines and multi-year corrective action plans. TEGSEDI commercially launched in the U.S. in the fourth quarter of 2018 and as such we are now required to report annually to Centers for Medicare and Medicaid Services certain information related to payments and other transfers of value we may provide to physicians and teaching hospitals. Further, an increasing number of state laws require manufacturers to make reports to states on pricing and marketing information. Many of these laws are unclear as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state authorities.

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

In addition, following Novartis’ exercise of its option to license AKCEA-APO(a)-LRx , and if Novartis exercises its option to license AKCEA-APOCIII-LRx, Novartis will be responsible for the long-term supply of drug substance and finished drug product for the licensed drug.

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

If we cannot manufacture our drugs or contract with a third party to manufacture our drugs at costs that allow us to charge competitive prices to buyers, we will not be able to operate profitably. *

To successfully commercialize TEGSEDI, and WAYLIVRA for FCS in the European Union and, if approved, WAYLIVRA in the United States or Canada and for additional indications, AKCEA-TTR-LRx and our other drugs in development, we will need to optimize and manage large-scale commercial manufacturing capabilities either on our own or through a third-party manufacturer. In addition, as our drug development pipeline matures, we will have a greater need for clinical study and commercial manufacturing capacity. We have no direct experience manufacturing pharmaceutical products of the chemical class represented by our drugs, called oligonucleotides, on a commercial scale for the systemic administration of a drug. We currently rely and expect to rely for the foreseeable future on Ionis' manufacturing capacity and efficiency and the capacity and efficiency of third parties to produce our oligonucleotide drugs, and our business could be negatively affected if Ionis and these third parties ceased to provide us with this capability for any reason. In addition, there are a small number of suppliers for certain raw materials that we use to manufacture our drugs, and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing. Further, if we cannot continue to acquire raw materials from these suppliers on commercially reasonable terms or at all, we may be required to find alternative suppliers, which could be expensive and time consuming and negatively affect our ability to develop or commercialize our drugs in a timely manner or at all. We may not be able to manufacture our drugs at a cost or in quantities necessary to make commercially successful products.

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

Risks Related to Our Relationship with Ionis

Ionis controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions. *

Ionis owns 70,221,338 shares of our common stock, or approximately 76 percent, of the economic interest and voting power of our outstanding common stock as of May 2, 2019, which ownership will be expected to increase further if we achieve certain milestone events and pay the associated milestone payment in shares of common stock pursuant to the payment election. As long as Ionis beneficially controls a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Ionis were to control less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If Ionis continues to hold its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

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

Ionis currently performs or supports many important corporate functions for our company. Our condensed consolidated financial statements reflect charges for these services on an allocation basis. Under our services agreement with Ionis we can use these Ionis services for a fixed term established on a service-by-service basis. However, we generally will have the right to terminate a service earlier if we give notice to Ionis. Partial reduction in the provision of any service requires Ionis' consent. In addition, either party will be able to terminate the agreement due to a material breach of the other party, upon prior written notice, subject to limited cure periods.

We will pay Ionis mutually agreed upon fees for these services, based on Ionis' costs of providing the services. Since we negotiated the services agreement in the context of a parent subsidiary relationship, the terms of the agreement, including the fees charged for the services, may be higher or lower than those that would be agreed to by parties bargaining at arm's length for similar services and may be higher or lower than the costs reflected in the allocations in our historical condensed consolidated financial statements. Ionis will pass third party costs through to us at Ionis' cost. In addition, while Ionis provides us these services, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them will be limited.

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

While we and Ionis intend the license agreements, on the whole, to bolster our capabilities, certain terms of the license agreements and the other related agreements with Ionis may limit our ability to achieve the expected benefits of these transactions, including:

•

a Joint Steering Committee, or JSC, having equal membership from us and Ionis, sets the development strategy for our drugs by mutual agreement. A Regulatory Sub-committee, established by the JSC and having equal membership from our company and Ionis, will set the regulatory strategy for each of our drugs by mutual agreement. If the JSC or the Regulatory Sub-committee cannot come to a mutual agreement, then this could delay our ability to develop and commercialize TEGSEDI, AKCEA-TTR-LRx and our other drugs in development. In the event of a disagreement at the JSC related to TEGSEDI or AKCEA-TTR-LRx, Ionis has final decision-making authority on decisions relating to development matters, Akcea has final decision making authority on decision relating to commercial matters, and the holder of the regulatory approvals for a product in a country has final decision making authority for regulatory affairs;

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
•

there is nothing in our agreements with Ionis to prevent Ionis from developing and commercializing drugs targeting RNAs that are not apoC-III, Apo(a) ANGPTL3 or TTR to pursue the same indications we are pursuing with our drugs.

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

The natural term of the last expiring issued U.S. patent covering the composition of matter of TEGSEDI will expire in 2031. Patents issued in other countries will have the same natural term. We plan to seek to extend the term of one patent covering TEGSEDI in the U.S., and any other jurisdictions where such extension is available, based upon the development and regulatory review periods for TEGSEDI and in accordance with applicable laws.

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

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. For example, a potential competitor was issued a patent which they have broadly characterized in their annual report on Form 10-K for the year ended December 31, 2018 as being directed to single-stranded antisense polynucleotide molecules capable of inhibiting expression of the human transthyretin gene, and having certain combinations of structural features. This third party has also attempted to broadly characterize certain other patents that they hold. While we believe that we would have substantial defenses in the event this competitor brought a claim against us with respect to TEGSEDI or AKCEA-TTR-LRx, patent litigation is inherently uncertain, involves substantial cost and is a distraction to management. Moreover, our stock price may be impacted by the existence of or developments during a litigation, even developments that are preliminary in nature.

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

Risks Related to Our Business and Industry*

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

We are currently a small company. To continue the commercialization of TEGSEDI and commercialize our drugs in development that we are responsible for commercializing, we will need to increase our operations and expand our use of third-party contractors. We plan to continue to build our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company including hiring additional staff within our regulatory, clinical and medical affairs groups and an in-house commercial organization initially focused on marketing and selling TEGSEDI and WAYLIVRA. We have added a significant number of new employees to our sales and marketing capability to commercialize TEGSEDI.

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

The current and future growth will impose significant added responsibilities on our management, including the need to maintain, integrate, optimize and manage additional employees. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our current management, personnel and systems may not be adequate to support this growth. Our future financial performance and our ability to commercialize our drugs and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage the manufacturing of our drugs for clinical and commercial use;
•	integrate current and additional management, administrative, financial and sales and marketing personnel;
•	optimize and manage a marketing and sales infrastructure;

•	maintain personnel necessary to effectively commercialize TEGSEDI and WAYLIVRA and our other drugs in development;
•	manage our clinical studies and the regulatory process effectively;
•	develop our administrative, accounting and management information systems and controls; and
•	hire and train additional qualified personnel.

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

In addition to our U.S. operations, we are commercializing TEGSEDI in Europe and Canada, we plan to commercialize WAYLIVRA in the European Union and, following approval, plan to establish operations to commercialize our products in other countries globally. We face risks associated with our current and planned international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. Because we have international operations we are subject to numerous risks associated with international business activities, including:

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

The impact on us of the vote by the United Kingdom to leave the European Union cannot be predicted. *

On June 23, 2016, the United Kingdom, or the UK, voted to leave the EU in an advisory referendum, which is generally referred to as Brexit. On March 29, 2017, the UK delivered notice under Article 50 of the Lisbon Treaty of its intent to leave the EU, beginning a two year negotiation period for the UK and the 27 remaining members of the EU to reach agreement on the terms of Brexit. To date, no formal withdrawal agreement has been reached between the UK and the EU, despite the passage of the date on which it was expected that the UK's membership in the EU would automatically terminate. The deadline for negotiating a withdrawal agreement has been extended to October 31, 2019, and discussions between the UK and the EU continue to focus on withdrawal issues and transition agreements. However, limited progress has been made to date, and the disagreement and uncertainty within the government of the UK sustains the possibility that the UK may leave the EU without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption. The UK is a significant pharmaceutical market, and Brexit may lead to legal uncertainty and potentially divergent laws and regulations between the UK and the EU as the UK determines which EU laws to replicate or replace. We cannot predict whether or not the UK will significantly alter its current laws and regulations in respect of the pharmaceutical industry and, if so, what impact any such alteration would have on us or our business.

As part of Brexit, the EMA, currently situated in London, is expected to relocate to Amsterdam. There is a risk that the relocation process will interrupt current administrative routines and occupy resources, which may generally adversely affect our dealings with the EMA. Further, there is considerable uncertainty resulting from a lack of precedent and the complexity of the UK and EU’s intertwined legal regimes as to how Brexit will impact the life sciences industry in Europe, including our company, including with respect to ongoing or future clinical trials. The impact will largely depend on the model and means by which the UK’s relationship with the EU is governed post‑Brexit. For example, following Brexit, the UK will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the UK, the potential process for which is currently unclear. Brexit may adversely affect and delay our ability to commercialize, market and sell our product candidates in the UK.  Brexit may also result in a reduction of funding to the EMA if the UK no longer makes financial contributions to European institutions, such as the EMA. If UK funding is so reduced, it could create delays in the EMA issuing regulatory approvals for our product candidates and, accordingly, have a material adverse effect on our business, financial condition, results or prospects.

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

Prior to the completion of our IPO in July 2017, no public market for our common stock existed. An active public trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares. Additionally, as of May 2, 2019, Ionis owns approximately 76 percent of our outstanding common stock. Ionis intends to hold its shares of our common stock for the foreseeable future, which could reduce the public market for our stock.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market may cause our stock price to decline. *

Sales of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. Novartis has agreed that it will not sell any of its shares until the earlier of January 5, 2020 or six months after we stop developing a drug under our agreement with Novartis. Thereafter, Novartis may only sell a limited number of shares each day. In addition, as of May 2, 2019 Ionis owns 70,221,338 shares, or approximately 76 percent, of our common stock. While the shares of common stock held by Ionis are eligible for sale in the public market, any sales by Ionis will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, 18,500,000 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. To the extent the holders of these shares sell them into the market or our stockholders believe these sales might occur, the market price of our common stock could decline.

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

(a) Recent Sales of Unregistered Equity Securities

On February 22, 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx as part of our strategic collaboration with Novartis discussed in Note 6, Strategic Collaboration with Novartis. As a result, we earned a license fee of $150.0 million. On March 29, 2019, we issued 2,837,373 shares of our common stock to Ionis in a private placement as payment of the $75.0 million sublicense fee, increasing Ionis’ ownership percentage to 76% as of March 31, 2019. The securities were offered and sold in a private placement exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

Other than the above, we did not issue or sell any other unregistered equity securities during the period covered by this Report.

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

As of March 31, 2019, we have applied all of the offering proceeds in accordance with the planned use of proceeds from our offering as described in final prospectus for our IPO dated July 13, 2017 and filed with the SEC pursuant to Rule 424(b)(4). As of March 31, 2019, all expenses incurred in connection with our initial public offering had been paid.(c) Issuer Purchase of Equity Securities

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS
a.	Exhibits

Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date

10.1*#	Amendment No. 1 to the Strategic Collaboration, Option and License Agreement between the Registrant and Novartis Pharma AG dated February 22, 2019

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Akcea Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive loss, (iv) consolidated statements of stockholders' equity, (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements (detail tagged).

*	Filed herewith.
**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AKCEA THERAPEUTICS, INC.

Signatures	Title	Date

/s/ PAULA SOTEROPOULOS	Chief Executive Officer
Paula Soteropoulos	(on behalf of the Registrant and in her capacity as principal executive officer)	May 9, 2019

/s/ MICHAEL MACLEAN	Chief Financial Officer
Michael MacLean	(on behalf of the Registrant and in his capacity as principal financial and accounting officer)	May 9, 2019