Form 10-Q
period 2019-06-30
AKCEA THERAPEUTICS, INC.
filed 2019-08-07
CIK 1662524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

617-207-0202

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AKCA	The Nasdaq Stock Market, LLC

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

The number of shares of common stock outstanding as of August 1, 2019 was 93,032,386.

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

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$150,234	$86,454
Short-term investments	145,374	166,155
Accounts receivable	9,193	4,597
Receivable from Ionis Pharmaceuticals, Inc.	7,911	—
Inventories	8,286	85
Other current assets	6,713	9,944
Total current assets	327,711	267,235
Property, plant and equipment, net	5,443	5,696
Operating lease right-of-use assets	11,534	—
Intangible assets, net	86,006	88,914
Deposits and other assets	3,426	3,416
Total assets	$434,120	$365,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,936	$12,068
Payable to Ionis Pharmaceuticals, Inc.	—	18,901
Accrued compensation	7,521	8,583
Accrued liabilities	17,569	14,787
Current portion of deferred revenue	15,830	25,354
Other current liabilities	1,713	968
Total current liabilities	50,569	80,661
Long-term portion of lease liabilities	14,909	4,442
Long-term portion of deferred revenue	—	3,434
Total liabilities	65,478	88,537
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized at June 30, 2019 and December 31, 2018; 92,921,173 and 89,345,978 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	93	89
Additional paid-in capital	900,837	799,001
Accumulated other comprehensive loss	(110)	(324)
Accumulated deficit	(532,178)	(522,042)
Total stockholders’ equity	368,642	276,724
Total liabilities and stockholders’ equity	$434,120	$365,261

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product revenue, net	$9,865	$—	$16,619	$—
Licensing revenue	6,036	—	6,036	—
Research and development and license revenue under collaborative agreement	10,722	18,321	167,784	35,429
Total revenue	26,623	18,321	190,439	35,429

Expenses:
Cost of sales - product	4,364	—	5,405	—
Cost of sales - intangible asset amortization	1,419	—	2,822	—
Research and development	20,271	39,457	119,890	67,427
Selling, general and administrative	50,740	42,287	95,342	61,752
Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.	(11,465)	—	(20,521)	—
Total expenses	65,329	81,744	202,938	129,179

Loss from operations	(38,706)	(63,423)	(12,499)	(93,750)

Other income (expense):
Investment income	1,571	1,546	2,795	2,414
Other income (expense)	(28)	45	(140)	(123)

Loss before income tax expense	(37,163)	(61,832)	(9,844)	(91,459)

Income tax expense	(160)	(214)	(292)	(214)

Net loss	$(37,323)	$(62,046)	$(10,136)	$(91,673)

Net loss per share of common stock owned by Ionis, basic and diluted	$(0.40)	$(0.72)	$(0.06)	$(1.19)
Weighted-average shares of common stock outstanding owned by Ionis, basic and diluted	70,221,338	60,832,494	69,406,181	53,182,685
Net loss per share of common stock owned by others, basic and diluted	$(0.40)	$(0.85)	$(0.26)	$(1.33)
Weighted-average shares of common stock outstanding owned by others, basic and diluted	22,573,900	21,492,157	22,351,368	21,332,650

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(37,323)	$(62,046)	$(10,136)	$(91,673)
Unrealized gains on debt securities, net of tax	10	151	222	106
Currency translation adjustment	(93)	20	(8)	48
Comprehensive loss	$(37,406)	$(61,875)	$(9,922)	$(91,519)

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months Ended June 30, 2018 and 2019

(In thousands)

(Unaudited)

	For the Three Months Ended June 30, 2018
	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2018	66,804	$67	$472,549	$(468)	$(325,848)	$146,300
Net loss	—	—	—	—	(62,046)	(62,046)
Change in unrealized gains, net of tax	—	—	—	151	—	151
Currency translation adjustment		—	—	20	—	20
Exercise of common stock options	210	—	1,545	—	—	1,545
Issuance of common stock to Ionis in connection with TTR License Agreement	18,667	19	200,081			200,100
Distribution to Ionis in connection with the TTR license transaction	—	—	(7,792)			(7,792)
Stock-based compensation expense	—	—	12,126	—	—	12,126
Balance at June 30, 2018	85,681	$86	$678,509	$(297)	$(387,894)	$290,404

	For the Three Months Ended June 30, 2019
	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2019	92,635	$93	$883,653	$(27)	$(494,855)	$388,864
Net loss	—	—	—	—	(37,323)	(37,323)
Change in unrealized gains, net of tax	—	—	—	10	—	10
Currency translation adjustment	—	—	—	(93)	—	(93)
Exercise of common stock options	286	—	2,821	—	—	2,821
Stock-based compensation expense	—	—	14,363	—	—	14,363
Balance at June 30, 2019	92,921	$93	$900,837	$(110)	$(532,178)	$368,642

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

Six Months Ended June 30, 2018 and 2019

(Unaudited)

	For the Six Months Ended June 30, 2018
	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	66,542	$67	$464,430	$(451)	$(296,221)	$167,825
Net loss	—	—	—	—	(91,673)	(91,673)
Change in unrealized gains, net of tax	—	—	—	106	—	106
Currency translation adjustment	—	—	—	48	—	48
Exercise of common stock options	456	—	3,174	—	—	3,174
Issuance of common stock to Ionis in connection with TTR License Agreement	18,667	19	200,081	—	—	200,100
Distribution to Ionis in connection with the TTR license transaction	—	—	(7,792)	—	—	(7,792)
Issuance of common stock in connection with employee stock purchase plan	16	—	107	—	—	107
Stock compensation expense	—	—	18,509	—	—	18,509
Balance at June 30, 2018	85,681	$86	$678,509	$(297)	$(387,894)	$290,404

	For the Six Months Ended June 30, 2019
	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	89,346	$89	$799,001	$(324)	$(522,042)	$276,724
Net loss	—	—	—	—	(10,136)	(10,136)
Change in unrealized gains, net of tax	—	—	—	222	—	222
Currency translation adjustment	—	—	—	(8)	—	(8)
Exercise of common stock options	720	1	7,026	—	—	7,027
Issuance of common stock in connection with employee stock purchase plan	18	—	382	—	—	382
Issuance of common stock in connection with Ionis sublicense fee	2,837	3	74,997	—	—	75,000
Distribution to Ionis	—	—	(13,492)	—	—	(13,492)
Stock-based compensation expense	—	—	32,923	—	—	32,923
Balance at June 30, 2019	92,921	$93	$900,837	$(110)	$(532,178)	$368,642

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(10,136)	$(91,673)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	400	54
Amortization of right-of-use operating lease assets	501	—
Amortization of intangibles	2,908	70
Amortization of discount/premium on investment securities, net	(434)	208
Non-cash sublicensing expense	75,000	—
Stock-based compensation expense	32,923	18,509
Changes in operating assets and liabilities:
Accounts receivable	(4,596)	2,118
Other current and long-term assets	(966)	(2,275)
Inventory	(4,014)	—
Accounts payable	(2,890)	325
Payable/receivable to/from Ionis Pharmaceuticals, Inc.	(26,812)	12,772
Accrued compensation	(1,062)	465
Accrued liabilities	2,128	17,976
Income taxes payable	(169)	(720)
Deferred revenue	(12,958)	(29,141)
Net cash provided by (used in) operating activities	49,823	(71,312)

Investing activities:
Purchases of short-term investments	(78,606)	(22,197)
Proceeds from maturity of short-term investments	100,043	94,736
Purchases of property, plant and equipment	(1,389)	(5)
Net cash provided by investing activities	20,048	72,534

Financing activities:
Proceeds from exercise of common stock options and employee stock purchase plan issuances	7,409	3,281
Distribution to Ionis	(13,492)	(7,792)
Proceeds from issuance of common stock to Ionis in TTR transaction	—	164,098
Net cash (used in) provided by financing activities	(6,083)	159,587
Effect of exchange rates on cash	(8)	48

Net increase in cash and cash equivalents	63,780	160,857
Cash, cash equivalents and restricted cash at beginning of period	88,838	58,367
Cash, cash equivalents and restricted cash at end of period	$152,618	$219,224

Supplemental disclosures of non-cash operating and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$363	$—
Purchases of property, plant and equipment included in accrued liabilities	$—	$491
Purchases of property, plant and equipment included in long-term portion of deferred rent	$—	$1,004
Acquisition of research and development licenses	$—	$563
Unpaid deferred offering costs	$—	$450

See accompanying notes.

The following table presents the line items and amounts of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	June 30,	June 30,
	2019	2018
Cash and cash equivalents	$150,234	$216,840
Restricted cash included in deposits and other assets	2,384	2,384
Total cash, cash equivalents and restricted cash	$152,618	$219,224

See accompanying notes.

AKCEA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

1.	Organization and Basis of Presentation

We were incorporated in Delaware in December 2014. We were organized by Ionis Pharmaceuticals, Inc., or Ionis, to focus on developing and commercializing drugs to treat patients with rare and serious diseases. On July 19, 2017, we completed our initial public offering, or IPO. As of June 30, 2019, Ionis owned approximately 76% of our common stock and is our majority shareholder. Prior to our IPO, we were wholly owned by Ionis.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The condensed consolidated financial statements include the accounts of Akcea Therapeutics, Inc. and our wholly owned subsidiaries ("we," "our," and "us"). All intercompany transactions and balances were eliminated in consolidation. We included all normal recurring adjustments in the financial statements, which we considered necessary for a fair presentation of our financial position and our operating results and cash flows for the interim periods ended June 30, 2019 and 2018. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. We have incurred losses since our inception and have funded our cash flow deficits primarily through the issuance of capital stock and the proceeds from licensing and collaboration agreements. As of June 30, 2019, we had an accumulated deficit of $532.2 million. During the three and six months ended June 30, 2019, we generated losses of $37.3 and $10.1 million, respectively, and during the six months ended June 30, 2019, we provided $49.8 million of cash from operations. We expect to generate operating losses and negative operating cash flows for the foreseeable future. The transition to sustained profitability is dependent upon the successful development, approval, and commercialization of our products and product candidates and the achievement of a level of revenue adequate to support our cost structure.  We believe that our currently available funds of $295.6 million as of June 30, 2019, cash expected to be generated from sales of TEGSEDI, which has been approved in the U.S., the European Union, or E.U., and Canada, and cash expected to be generated from sales of WAYLIVRA, which has been approved in the E.U., will be sufficient to fund our operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our drugs even if we would otherwise prefer to develop and commercialize the drugs ourselves.

2.	Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition and the accrual for research and development expenses. Estimates are periodically reviewed in light of changes in facts, circumstances and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Revenue Recognition

Collaboration and License Revenue

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, which amended the guidance for accounting for revenue from contracts with customers. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, then assess whether each promised good or service is distinct. When we offer options for additional goods or services, such as an option to license a drug in the future or for additional goods or services to be provided in the future, we evaluate whether such options are material rights that should be treated as additional performance obligations. We typically have concluded that the option to license a drug or the options for additional goods or services that may be requested in the future under our collaboration agreements are not material rights as the amounts attributable to such options represent standalone selling price, and therefore no consideration is allocated to these items at the inception of an agreement. When a partner exercises its option to license a drug or requests the additional goods or services, a new performance obligation is created for that item. Once performance obligations are identified, we then recognize as revenue the amount of the transaction price that we allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of an output or input method. As of June 30, 2019, we have three revenue agreements: our strategic collaboration, option and license agreement, or collaboration agreement, with Novartis Pharma AG, or Novartis, which we entered into in January 2017, our collaboration and license agreement with PTC Therapeutics International Limited, or PTC Therapeutics, which we entered into in August 2018, and our TTR development, commercialization, collaboration and license agreement with Ionis, under which we are recognizing commercial product revenue related to TEGSEDI sales subsequent to product launch in the fourth quarter of 2018. For a complete discussion of the accounting related to our collaborative agreements, see Note 7, Strategic Collaboration with Novartis, Note 9, Collaboration and License Agreement with PTC Therapeutics, and the section below entitled Product Revenue, Net.

Product Revenue, Net

Subsequent to regulatory approval in Europe on July 11, 2018 and FDA approval in the U.S. on October 5, 2018, in the fourth quarter of 2018, we began to sell TEGSEDI in the U.S. and Europe.  In the U.S., the product is distributed through an exclusive distribution agreement with a third-party logistics, or 3PL, company that takes title to the product and represents our sole customer in the U.S.  Our U.S. customer distributes TEGSEDI to a specialty pharmacy and a specialty distributor (collectively referred to as “wholesalers”), who then distribute the product to health care providers and patients.  In Europe, the product is currently distributed through a non-exclusive distribution model with a 3PL that takes title to the product and currently is our sole customer in Europe.  Our customer then distributes TEGSEDI to hospitals and pharmacies in Europe.

Revenue from product sales is recognized when the customer obtains control of our product, which occurs upon transfer of title to the customer.  We record shipping and handling costs within cost of goods sold on our condensed consolidated statement of operations. We classify payments to customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in our condensed consolidated statements of operations. Payments to customers or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below.  Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. We have elected not to adjust consideration for the effects of a significant financing component when the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less. Our payment terms are generally between thirty to ninety days.

Reserves for Variable Consideration

Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between us and our customers, wholesalers, health care providers and other indirect customers relating to the sale of TEGSEDI. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of us) or a current liability (if a payment is required by us). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, product revenue net of these reserves reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Government rebates: We are subject to discount obligations under government programs, including Medicaid and Medicare programs in the U.S., and we record reserves for government rebates based on statutory discount rates and estimated utilization in the period in which revenue is recognized. We estimate Medicaid and Medicare rebates based upon estimated payer mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses on our condensed consolidated balance sheet. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we expect we will owe an additional liability under the Medicare Part D program. On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

Trade discounts and allowances: We provide customary invoice discounts on TEGSEDI sales to our U.S. customer for prompt payment that are recorded as a reduction of revenue in the period the related product revenue is recognized.

Distribution fees: We receive and pay for various distribution services provided by our U.S. and E.U. customers and wholesalers in the U.S. distribution channel and these fees are generally accounted for as a reduction of revenue. To the extent that the services received are distinct from the sale of products to our customers, these payments are accounted for as selling, general and administrative expenses.

Product Returns: Our U.S. customer has return rights and the wholesalers have limited return rights primarily related to the product’s expiration date. We estimate the amount of product sales that may be returned and record the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized. Based on the distribution model for TEGSEDI, contractual inventory limits with our U.S. customer and wholesalers and the price of TEGSEDI, we believe there will be minimal returns in the U.S. Our E.U. customer only takes title to the product once it receives an order from a hospital or pharmacy and therefore does not maintain any inventory of TEGSEDI. Accordingly, there is limited return risk in the E.U. and we have not recorded any return estimate in the transaction price for TEGSEDI sold in Europe.

Other incentives:  In the U.S., other incentives include co-payment assistance that we provide to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue. The estimate is recorded as a reduction of revenue in the same period that the related revenue is recognized.

During the three and six months ended June 30, 2019, we recorded TEGSEDI product revenue, net, of $9.9 million and $16.6 million, respectively. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2019 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2018	$50	$293	$5	$348
Provision related to current period sales	438	774	138	1,350
Adjustment related to prior period sales	(4)	(25)	—	(29)
Credits or payments made during the period	(311)	(210)	—	(521)
Balance at June 30, 2019	$173	$832	$143	$1,148

Leases

Topic 842 Adoption

In February 2016, the FASB issued amended accounting guidance related to lease accounting. This guidance supersedes the lease requirements we previously followed in ASC Topic 840, Leases, or Topic 840, and created a new lease accounting standard, ASC Topic 842, Leases, or Topic 842. Under Topic 842, an entity will record all leases with a term longer than one year on its balance sheet. Further, an entity will record a liability with a value equal to the present value of payments it will make over the life of the lease (lease liability) and an asset representing the underlying leased asset (right-of-use asset). The new accounting guidance requires entities to determine if its leases are operating or financing leases. Entities will recognize expense for operating leases on a straight-line basis as an operating expense. If an entity determines a lease is a financing lease, it will record both interest and amortization expense and generally the expense will be higher in the earlier periods of the lease.

We adopted Topic 842 on January 1, 2019 and adjusted our opening condensed consolidated balance sheet on that date to record our right-of-use operating lease asset and operating lease liabilities.  We adopted Topic 842 using the available practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward historical lease classification of those leases we had in place as of January 1, 2019. Results for the six months ended June 30, 2019 are presented under Topic 842. Results for the six months ended June 30, 2018 are presented in accordance with our historic accounting under Topic 840.

The impact of the adoption of Topic 842 on the accompanying condensed consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustment due to adoption of Topic 842	January 1, 2019
Operating lease right-of-use-assets	—	11,932	11,932
Other current liabilities	968	1,029	1,997
Long-term portion of lease liabilities	4,442	10,915	15,357

Leases

We determine if an arrangement contains a lease at inception. We currently only have operating leases. We recognize a right-of-use operating lease asset and associated short and long-term operating lease liability for operating leases greater than one year on our condensed consolidated balance sheet. We calculate our right-of-use operating lease asset and operating lease liability based on the present value of the future minimum lease payments we will pay over the lease term. We determine the lease term at the commencement date of the lease and we include renewal options in the lease term if we are reasonably certain that we will exercise the option. As our current leases do not provide an implicit interest rate, we used our incremental borrowing rate in determining the present value of future payments. We estimate the incremental borrowing rate based on the observed interest rates for secured debt issued by companies with similar credit ratings and with similar terms. Our right-of-use operating lease asset also includes any lease payments we made and excludes any tenant improvement allowances we received.

We recognize rent expense for the lease components of our operating leases on a straight-line basis over the term of our lease. We recognize non-lease components, such as common area maintenance expenses, in the period we incur the expense.

New Accounting Pronouncements – Recently Issued

In June 2016, the FASB issued guidance that changes the measurement of credit losses for most financial assets and certain other instruments. If we have credit losses, this updated guidance requires us to record allowances for these instruments under a new expected credit loss model. This model requires us to estimate the expected credit loss of an instrument over its lifetime, which represents the portion of the amortized cost basis we do not expect to collect. The new guidance requires us to remeasure our allowance in each reporting period we have credit losses. The new standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. When we adopt the new standard, we will make any adjustments to beginning balances through a cumulative-effect adjustment to accumulated deficit on that date. We plan to adopt this guidance on January 1, 2020. We are currently assessing the effects it could have on our condensed consolidated financial statements and disclosures.

In August 2018, the FASB issued clarifying guidance on how to account for implementation costs related to cloud-servicing arrangements. The guidance states that if these fees qualify to be capitalized and amortized over the service period, they need to be expensed in the same line item as the service expense and recognized in the same balance sheet category. The update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The updated guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We plan to adopt this guidance on January 1, 2020 on a prospective basis. We are currently assessing the effects this updated guidance could have on our condensed consolidated financial statements and disclosures.

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

In November 2018, the FASB issued clarifying guidance on the interaction between the collaboration accounting guidance and the new revenue recognition guidance we adopted on January 1, 2018 (Topic 606). Below is the clarifying guidance and how we will implement it (in italics):

1)	When a participant is considered a customer in a collaborative arrangement, all of the associated accounting under Topic 606 should be applied.
●	We will apply all of the associated accounting under Topic 606 when we determine a participant in a collaborative arrangement is a customer.
2)

Adds “unit of account” concept to collaboration accounting guidance to align with Topic 606. The “unit of account” concept is used to determine if revenue is recognized or if a contra expense is recognized from consideration received under a collaboration.

●	We will use the “unit of account” concept when we receive consideration under a collaboration agreement to determine when we recognize revenue or a contra expense.
3)

The clarifying guidance precludes us from recognizing revenue under Topic 606 when we determine a transaction with a collaborative partner is not a customer and is not directly related to the sales to third parties.

●	When we conclude a collaboration partner is not a customer and is not directly related to the sales to third parties, we will not recognize revenue for the transaction.

The updated guidance is effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We plan to adopt this guidance on January 1, 2020. We are currently assessing the effects it could have on our condensed consolidated financial statements and disclosures.

3.	Investments and Fair Value Measurements

Investments

As of June 30, 2019 and December 31, 2018, we primarily invested our excess cash in money market funds and debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, S&P or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following is a summary of our investments at June 30, 2019 and December 31, 2018 (in thousands):

		Gross Unrealized		Estimated
June 30, 2019	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$62,426	$25	$(49)	$62,402
Debt securities issued by U.S. government agencies	60,476	88	—	60,564
Total securities with a maturity of one year or less	$122,902	$113	$(49)	$122,966

Corporate debt securities	22,443	—	(35)	22,408
Total securities with a maturity of one to two years	22,443	—	(35)	22,408
Total available-for-sale securities	$145,345	$113	$(84)	$145,374

		Gross Unrealized		Estimated
December 31, 2018	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$81,770	$—	$(151)	$81,619
Debt securities issued by U.S. government agencies	85,578	—	(42)	85,536
Total securities with a maturity of one year or less	$167,348	$—	$(193)	$167,155

We recorded unrealized gains (losses) related to the securities listed above as of June 30, 2019 and December 31, 2018. We believe that the decline in value of some of our securities is temporary and primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate a full recovery of the amortized cost basis of our debt securities at maturity.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorized all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

Fair Value Measurements

The following tables present the investments we held at June 30, 2019 and December 31, 2018 that are regularly measured and carried at fair value. The table segregates each security by the level within the fair value hierarchy of valuation techniques we utilized to determine the respective security’s fair value (in thousands):

	At June 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$131,241	$131,241	$—
Corporate debt securities (3)	84,811	—	84,811
Debt securities issued by U.S. government agencies (3)	60,563	—	60,563
Total	$276,615	$131,241	$145,374

	At December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$82,343	$82,343	$—
Corporate debt securities (2)	81,619	—	81,619
Debt securities issued by U.S. government agencies (3)	85,536	—	85,536
Total	$249,498	$82,343	$167,155

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.
(2)

At December 31, 2018, $1.0 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(3)	Included in short-term investments on our condensed consolidated balance sheets.

4.	Property, Plant and Equipment

The following table presents property and equipment, at cost, and related accumulated depreciation (in thousands):

	June 30,	December 31,
	2019	2018
Furniture and fixtures	$1,611	$1,611
Computer equipment and software	140	102
Manufacturing equipment	357	—
Leasehold improvements	3,956	4,213
Total property and equipment, at cost	6,064	5,926
Less accumulated depreciation and amortization	(621)	(230)
Total property and equipment, net	$5,443	$5,696

Total depreciation expense amounted to $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively. Total depreciation expense was nominal for each of the three and six months ended June 30, 2018. As part of the operating lease for our new corporate headquarters, the landlord provided a tenant improvement allowance of $3.6 million, which we utilized to construct leasehold improvements.

5.	Inventory

Prior to the regulatory approval of our product candidates, we incur expenses for the manufacturing of drug product that could potentially be available to support the commercial launch of our products. Until the first reporting period when regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expense.

For TEGSEDI inventory related costs incurred subsequent to July 1, 2018, we reflected these amounts as inventory on our condensed consolidated balance sheets at the lower of cost or net realizable value under the first-in, first-out, or FIFO, basis. We periodically analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by our management and if actual market conditions are less favorable than projected by our management, additional write-downs of inventory may be required which would be recorded as a cost of product sales in the condensed consolidated statements of operations. We did not record any material inventory write-offs for the six months ended June 30, 2019.

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$8,034	$—
Work in process	192	—
Finished goods	60	85
Total inventories	$8,286	$85

6.	Intangible Assets, net

The following table presents intangible assets (in thousands):

	June 30,	December 31,	Estimated
	2019	2018	useful life
Acquired and in-licensed rights	$2,262	$2,262	7 - 21 Years
Capitalized regulatory approval milestones	90,000	90,000	16 Years
Less accumulated amortization	(6,256)	(3,348)
Total intangible assets, net	$86,006	$88,914

We recorded $1.5 million and $2.9 million, respectively, in amortization expense related to intangible assets during the three and six months ended June 30, 2019. For each of the same periods in 2018, we recorded $0.1 million.  Estimated future amortization expense for intangible assets as of June 30, 2019 is as follows (in thousands):

Total
2019	$2,955
2020	5,879
2021	5,861
2022	5,856
2023	5,843
Thereafter	59,612
$86,006

The weighted average remaining amortizable life of our patents was 11.23 years at June 30, 2019.

For additional detail of Akcea's license agreements with Ionis see Note 8, License Agreements and Services Agreement with Ionis.

7.	Strategic Collaboration with Novartis

Background

In January 2017, we initiated a strategic collaboration with Novartis for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the terms of the Novartis collaboration, we agreed to complete a Phase 2 program, conduct an end-of-Phase 2 meeting with the United States Food and Drug Administration, or FDA, and provide initial quantities of the active pharmaceutical ingredient, or API, for each drug. Novartis was granted the exclusive option to further develop and commercialize each drug and would be responsible for all further global development, regulatory and commercialization activities and costs for each such drug.

AKCEA-APO(a)-LRx

In December 2018, we conducted an end-of-Phase 2 meeting with the FDA. In February 2019, Novartis exercised its exclusive option to further develop and commercialize AKCEA-APO(a)-LRx. The accounting treatment for this option exercise is discussed in further detail below. In June 2019, we completed our development services performance obligations for AKCEA-APO(a)-LRx, and as such, we have recognized all remaining revenue.

AKCEA-APOCIII-LRx

We are responsible for completing a Phase 2 program, conducting an end-of-Phase 2 meeting with the FDA and providing initial quantities of API for AKCEA-APOCIII-LRx. Novartis has an exclusive option to further develop and commercialize this drug. If Novartis exercises its option for this drug, Novartis will be responsible for all further global development, regulatory and co-commercialization activities and costs for this drug.

Accounting Analysis

We received a $75.0 million upfront payment in the first quarter of 2017, of which we retained $60.0 million and paid Ionis $15.0 million as a sublicense fee under our Cardiometabolic License Agreement with Ionis.

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

None of the options or development or regulatory milestone payments under this agreement were included in the upfront transaction price determined in January 2017 as all payments were fully constrained at that time. As part of our evaluation of the constraint, we considered numerous factors, including the fact that achievement of the milestones is outside of our control and contingent upon the success of our clinical trials, Novartis’ efforts, and the receipt of regulatory approval. We re-evaluate the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

We are recognizing revenue related to each of our performance obligations as follows:

•

We have completed the development services performance obligation for AKCEA-APO(a)-LRx as of June 30, 2019. As such, all revenue allocated to the AKCEA-APO(a)-LRx revenue stream has been fully recognized as of June 30, 2019;

•

We are satisfying the development services performance obligation for AKCEA-APOCIII-LRx as the research and development services are performed. We expect a significant portion of the research and development services to be completed by the end of December 2019 with the remainder through mid-2020. We recognize revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred;

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

On February 22, 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. We identified a separate performance obligation upon Novartis’ license of AKCEA-APO(a)-LRx because the license is distinct from our other performance obligations. Accordingly, we recognized a license fee of $150.0 million in the first quarter of 2019 because Novartis had full use of the license without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the license after Novartis exercised its option to license AKCEA-APO(a)-LRx. Novartis is responsible for conducting and funding all future development, regulatory and commercialization activities for AKCEA-APO(a)-LRx. In the first quarter of 2019, we issued 2,837,373 shares of our common stock to Ionis as payment of the $75.0 million sublicense fee due to Ionis related to the option exercised by Novartis. For AKCEA-APO(a)-LRx, we are also eligible to receive up to $675.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $360.0 million for the achievement of commercialization milestones. In connection with Novartis’ exercise of its option to exclusively license AKCEA-APO(a)-LRx, Akcea and Novartis established a more definitive co-commercialization framework under which we would negotiate the co-commercialization of AKCEA-APO(a)-LRx between us and Novartis in selected markets. Included in this framework is an option by which Novartis could solely commercialize AKCEA-APO(a)-LRx in exchange for Novartis paying us increased commercial milestone payments based on sales of AKCEA-APO(a)-LRx.

If Novartis exercises its option for AKCEA-APOCIII-LRx, Novartis will pay us a license fee equal to $150.0 million and we will owe half of this amount, or $75.0 million, to Ionis as a sublicense fee. If Novartis exercises its option to license AKCEA-APOCIII-LRx, we are eligible to receive up to $530.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $240.0 million for the achievement of regulatory milestones and up to $265.0 million for the achievement of commercialization milestones. If Novartis licenses AKCEA-APOCIII-LRx, we may co-commercialize AKCEA-APOCIII-LRx through our specialized sales force in selected markets, under terms and conditions that we plan to negotiate with Novartis in the future.

We will earn the next milestone payment of $25.0 million under this collaboration if Novartis reaches a specific level of enrollment related to the Phase 3 study for either drug. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We pay 50% of license fees, milestone payments and royalties under this agreement to Ionis as a sublicense fee.

During the three and six months ended June 30, 2019, we earned revenue of $10.7 million and $167.8 million, respectively, from our strategic collaboration with Novartis, representing 100% of our research and development and license revenue. In comparison, we earned revenue of $18.3 million and $35.4 million for the same periods in 2018. During the three and six months ended June 30, 2019, we recognized $10.2 million and $15.7 million, respectively, of revenue from amounts that were in our beginning deferred revenue balance. In comparison, we recognized $12.6 million and $32.9 million for the same periods in 2018. Our condensed consolidated balance sheet at June 30, 2019 and December 31, 2018 included deferred revenue of $15.8 million and $28.8 million, respectively, related to our strategic collaboration with Novartis.

8.	License Agreements and Services Agreement with Ionis

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

Cardiometabolic Development, Commercialization and License Agreement

Our development, commercialization and license agreement, or Cardiometabolic License Agreement, with Ionis granted exclusive rights to us to develop and commercialize WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-APOCIII-LRx, and AKCEA-ANGPTL3-LRx, which are collectively referred to as the Lipid Drugs. Ionis has granted us an exclusive license to certain patents to develop and commercialize products containing the Lipid Drugs. Ionis also granted us a non-exclusive license to the Ionis antisense platform technology for us to develop and commercialize products containing the Lipid Drugs. Ionis also granted us non-exclusive rights under its manufacturing technology to manufacture the Lipid Drugs in our own facility or at a contract manufacturer. As a part of this agreement, both companies agreed not to work with any other parties to develop or commercialize other RNA-targeting drugs that are designed to inhibit any of the Lipid Drug targets so long as we are developing or commercializing the Lipid Drugs.

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

In the first quarter of 2017, we entered into letter agreements with Ionis to reflect the agreed upon payment terms with respect to the upfront option payment that we received from Novartis and to allocate the premium that Novartis paid for Ionis' common stock in connection with our strategic collaboration with Novartis. For additional detail regarding our strategic collaboration with Novartis, see Note 7, Strategic Collaboration with Novartis.

TTR Development, Commercialization, Collaboration and License Agreement

On April 17, 2018, our stockholders, other than Ionis and its affiliates, approved the development, commercialization, collaboration and license agreement, or TTR License Agreement, and a stock purchase agreement, or Ionis SPA, with Ionis, which was entered into on March 14, 2018. In addition, in connection with these agreements, we entered into an amended and restated services agreement, or Amended Services Agreement, and an amended and restated investor rights agreement, or Amended Investor Rights Agreement, with Ionis.

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

In accordance with the terms and provisions of the TTR License Agreement, we received rights to:

•	commercialize TEGSEDI following receipt of regulatory approval and perform certain other non-commercial activities with respect to TEGSEDI, in each case, in accordance with a global strategic plan;
•	partner on the completion of all pivotal studies of a follow-on drug to TEGSEDI, AKCEA-TTR-LRx, and perform other non-commercial activities with respect to AKCEA-TTR-LRx;
•	commercialize AKCEA-TTR-LRx following receipt of regulatory approval in accordance with a global strategic plan;
•	share in profits and losses with respect to TEGSEDI and AKCEA-TTR-LRx;
•	manufacture (including through a third party) each product following receipt of regulatory approval for such product; and
•	sublicense the development and commercialization of either product to third parties or affiliates, with the consent of Ionis.

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

The TTR License Agreement will remain in effect until the expiration of all included payment obligations, unless earlier terminated. The TTR License Agreement can be terminated by mutual consent of us and Ionis, by either us or Ionis upon certain events, by either party upon material breach, or by Akcea for convenience upon providing 90 days written notice to Ionis. Upon termination, all rights received under the TTR License Agreement will terminate.

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

In addition, we assessed the identifiable assets that were acquired under the terms of the TTR License Agreement, including the licensed rights to TEGSEDI and AKCEA-TTR-LRx, certain batches of TEGSEDI materials, the transfer of a minimal number of employees from Ionis to us and certain manufacturing and clinical research agreements. We concluded that the licensed rights represented a group of similar identifiable assets and that substantially all of the fair value of the acquisition resides in the licensed rights. As such, we concluded that the acquired assets did not meet the definition of a business and that we should account for the TTR License Agreement as an asset acquisition under common control guidance. Accordingly, we recorded the carrying value of the licensed rights held by Ionis of $0.6 million as an intangible asset at the date of acquisition and we are amortizing the amount over the remaining patent life.

In connection with the transaction, we also purchased $4.7 million of commercial TEGSEDI inventory held by Ionis. In addition, during the six months ended June 30, 2019 we purchased $13.5 million of clinical TEGSEDI material held by Ionis. Prospectively we are responsible for the procurement of all additional inventory. The inventory and clinical material did not have a carrying value on the books of Ionis at the time of purchase. As such, in accordance with the accounting guidance for common control transactions above, we recorded the purchase of this inventory and clinical material as a reduction of additional paid in capital. This amount represented a cash distribution to Ionis; therefore, we have included this distribution as a distribution to Ionis for purposes of loss per share and we have applied the two–class method as discussed in Note 11, Basic and Diluted Net Loss Per Share.

We also determined that the TTR License Agreement represented a collaboration arrangement as defined by ASC 808. Prior to April 1, 2018, Ionis was responsible for all costs associated with TEGSEDI and for the period from April 1, 2018 to December 31, 2018, we were responsible for all costs associated with TEGSEDI. We and Ionis share all costs associated with AKCEA-TTR-LRx from January 1, 2018 forward on a 50/50 basis. We recorded $3.1 million paid to Ionis for costs related to the period prior to the closing of the TTR License Agreement to equity, as these amounts were previously expensed in the financial statements of Ionis. This amount also represents a cash distribution to Ionis and was included as an adjustment to the net loss attributable to Ionis for purposes of applying the two-class method for loss per share as discussed in Note 11, Basic and Diluted Net Loss Per Share.

In addition, on July 11, 2018, we received marketing authorization, or MA, approval for TEGSEDI from the European Commission, or EC, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis, in the E.U. As a result of the MA approval in the E.U., on August 3, 2018 we issued 1,597,571 shares of our common stock to Ionis as payment of the $40.0 million regulatory approval milestone for TEGSEDI. As a result of the marketing authorization in the E.U., we capitalized this regulatory approval milestone payment as a licensed intangible asset on our condensed consolidated balance sheets as the amount is expected to be recoverable through future cash flows.

In addition, on October 5, 2018, we received regulatory approval for TEGSEDI from the FDA for the treatment of polyneuropathy of hereditary transthyretin-mediated amyloidosis in adults in the U.S. As a result of the regulatory approval in the U.S., on October 17, 2018 we issued 1,671,849 shares of our common stock to Ionis as payment of the $50.0 million regulatory approval milestone for TEGSEDI. As a result of the FDA approval in the U.S., we capitalized this regulatory approval milestone payment as a licensed intangible asset on our condensed consolidated balance sheets as the amount is expected to be recoverable through future cash flows.

Both milestone payments are being amortized to cost of sales on a straight-line basis over the licensed assets expected useful life of approximately 16 years from the date of the initial regulatory approval milestone achievement. Amortization expense for the TTR milestone payments was $1.4 million and $2.8 million, respectively, for the three and six months ended June 30, 2019. We did not record any amortization expense for the TTR milestone payments for the three and six months ended June 30, 2018.

Profit/(Loss) Share

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

In the first quarter of 2019, the profit sharing provisions for TEGSEDI under the TTR License Agreement with Ionis became effective. As we are the principal for all commercial activities related to the TTR License Agreement, we record all commercial activities related to TEGSEDI on a gross basis in our condensed consolidated statement of operations, including revenues, cost of sales and sales and marketing expenses. The Ionis share of commercialization costs for TEGSEDI is separately presented within operating expenses in our condensed consolidated statement of operations under the caption “Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.” As we are a collaborator with Ionis for the execution of TTR development activities, we record all research and development expenses on a net basis representing our proportionate share of total costs incurred by Ionis and us. Accordingly, only our share of total costs incurred related to development activities under the TTR License Agreement is presented within research and development expense in our condensed consolidated statement of operations.

A summary of the loss share related to the commercial activities under the TTR Agreement is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Net losses incurred by the collaboration related to the commercial activities under the TTR Agreement	$(19,109)	$(34,207)
Ionis' share of commercial losses under the TTR Agreement reflected in our condensed consolidated statements of operations	(11,465)	(20,521)
Akcea's share of commercial losses under the TTR Agreement reflected in our condensed consolidated statements of operations	(7,644)	(13,686)

A summary of the development expenses related to the TTR Agreement is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Total development expense incurred by the collaboration related to development activities under the TTR Agreement	$(12,032)	$(26,412)
Akcea's share of TTR development expense reflected in research and development expense in our condensed consolidated statements of operations	$(5,265)	$(11,398)

We did not record any commercial or research and development expense related to the profit/(loss) share under the TTR License Agreement during the three and six months ended June 30, 2018.

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

Pursuant to our various agreements with Ionis, as of June 30, 2019, Ionis owed us $7.9 million. As of December 31, 2018, we owed Ionis $18.9 million.

The following table summarizes the amounts recorded related to transactions with Ionis including amounts related to the TTR licensing transaction for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Services performed by Ionis	$1,075	$6,045	$2,150	$7,990
Active pharmaceutical ingredient manufactured by Ionis	—	—	—	5,229
Pre-commercial inventory manufactured by Ionis	—	5,996	—	5,996
Sublicensing expenses	3,000	—	78,000	—
Out-of-pocket expenses paid by Ionis	1,275	16,029	2,846	15,224
Less: commercial share of loss in connection with the TTR license transaction	(11,465)	—	(20,521)	—
Less: R&D share of loss in connection with the TTR license transaction	1,204	—	408	—
Total operating expenses generated by transactions with Ionis	(4,911)	28,070	62,883	34,439
Plus: distribution to Ionis	—	—	13,492	7,792
Total charges generated by transactions with Ionis	(4,911)	28,070	76,375	42,231
(Receivable) payable balance (from) to Ionis at the beginning of the period	(7,206)	27,737	18,901	14,365
Less: total amounts received from (paid to) Ionis during the period	4,206	(27,737)	(28,187)	(28,526)
Less: receivable from Ionis	—	(933)	—	(933)
Less: non-cash sublicensing expenses	—	—	(75,000)	—
Total amount (receivable) payable (from) to Ionis at period end	$(7,911)	$27,137	$(7,911)	$27,137

9.	Collaboration and License Agreement with PTC Therapeutics

In August 2018, we entered into a collaboration and license agreement with PTC Therapeutics, or the PTC License Agreement, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries, or the PTC Territory.

We received a $12.0 million upfront payment from PTC Therapeutics related to TEGSEDI in the third quarter of 2018 upon execution of the PTC License Agreement, of which we paid Ionis $7.2 million as a sublicense fee related to the TTR License Agreement. We received a $6.0 million payment from PTC Therapeutics in the second quarter of 2019 as a result of WAYLIVRA approval by the EC, of which we paid Ionis $3.0 million as a sublicense fee related to the cardiometabolic license agreement and was recorded as product cost of sales in the condensed consolidated statement of operations. In addition, we are eligible to receive up to $8.0 million for the achievement of regulatory milestones and royalties in the mid-twenty percent range on net sales of TEGSEDI and WAYLIVRA in the PTC Territory. PTC Therapeutics’ obligation to pay royalties to us begins on the earlier of 12 months after the first commercial sale of a product in Brazil or the date that PTC Therapeutics recognized revenue of at least $10.0 million in the PTC Territory. PTC Therapeutics will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the market share of the product in the PTC Territory. Milestone payments and royalties that we are eligible to receive from PTC Therapeutics for TEGSEDI will be split 60% to Ionis and 40% to Akcea. All WAYLIVRA milestone payments and royalties that we are eligible to receive from PTC will be split 50/50 with Ionis. PTC Therapeutics is solely responsible for the commercialization of the products in the PTC Territory at its sole cost and expense, including the pursuit and maintenance of applicable regulatory approvals. Unless earlier terminated, the PTC License Agreement will continue in effect until the date on which the royalty term and all payment obligations with respect to all products in all countries in the PTC Territory have expired.

At the commencement of the PTC License Agreement, we identified two performance obligations, consisting of the transfer of (1) the license to TEGSEDI and related know-how and (2) the license to WAYLIVRA and related know-how, both of which were satisfied during the third quarter of 2018. In addition, we identified a customer option related to PTC Therapeutics’ option to purchase supply of product from us for its development and commercial needs. We considered the manufacturing capabilities of PTC Therapeutics and the fact that manufacturing services are not proprietary and can be provided by other vendors to conclude that the licenses have stand-alone functionality and are distinct. Further, the customer options for manufacturing of product is priced similar to other manufacturing options with similar customers and is therefore not considered a material right. As there were no remaining unsatisfied performance obligations as of September 30, 2018, the $12.0 million upfront payment was recognized as licensing revenue upon contract execution in the third quarter of 2018. The option to purchase supply from us is subject to the terms of a supply agreement we entered into with PTC Therapeutics in April 2019. None of the regulatory milestones were included in the upfront transaction price determined in August 2018, as all payments were fully constrained. In May 2019, we received $6.0 million of consideration from PTC Therapeutics as a result of WAYLIVRA approval by the EC and we paid $3.0 million as a sublicense fee. Since the constraint on the regulatory approval was resolved, we updated the transaction price to include this consideration, and accordingly, we recognized the $6.0 million as licensing revenue during the second quarter of 2019. As part of our evaluation of the constraint as of June 30, 2019, we considered numerous factors, including that regulatory approvals are not within our control and accordingly the remaining milestones are fully constrained and excluded from the arrangement consideration until such regulatory approvals are received. We will continue to re-evaluate the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. Any consideration related to sales-based royalties will be recognized when the related sales occur.

10.	Stock-Based Compensation

Stock Plans

2015 Equity Incentive Plan

As of June 30, 2019, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2015 Equity Incentive Plan, or 2015 Plan, was 18,500,000 shares. The 2015 Plan also provides for the grant of nonstatutory stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, restricted stock awards and restricted stock unit awards. At June 30, 2019, a total of 13,068,974 options were outstanding, of which 5,382,040 were exercisable, 32,669 restricted stock unit awards were outstanding, and 3,824,563 shares were available for future grant under the 2015 Plan.

2017 Employee Stock Purchase Plan

On January 1, 2019, 500,000 shares of common stock were added to the 2017 Employee Stock Purchase, or 2017 ESPP. In accordance with the provisions of our 2017 ESPP, the number of shares of our common stock reserved for issuance under the 2017 ESPP automatically increased on January 1st of each calendar year. As of June 30, 2019, the aggregate number of shares of common stock reserved under the 2017 ESPP was 1,500,000 and we had 1,450,709 shares available for future issuance under the 2017 ESPP. During the three and six months ended June 30, 2019, no shares and 17,740 shares, respectively, were issued under our 2017 ESPP. At June 30, 2019, accrued liabilities included $0.5 million of 2017 ESPP contributions for which the related shares were issued on July 1, 2019.

Stock-based Compensation Expense

We measure stock-based compensation expense for equity-classified awards, principally related to stock options, restricted stock units, or RSUs, and stock purchase rights under our 2017 ESPP based on the estimated fair value of the award on the date of grant. We recognize the value of the portion of the award that we ultimately expect to vest as stock-based compensation expense over the requisite service period in our condensed consolidated statements of operations. We reduce stock-based compensation expense for estimated forfeitures at the time of grant and revise in subsequent periods if actual forfeitures differ from those estimates.

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our 2017 ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. As we do not have sufficient historical information, we use the simplified method for estimating the expected term. Under the simplified method we calculate the expected term as the average time-to-vesting and the contractual life of the options. As we gain additional historical information, we will transition to calculating our expected term based on our exercise patterns. For the six months ended June 30, 2019 and 2018, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.5%	2.8%
Dividend yield	0.0%	0.0%
Volatility	76.3%	77.7%
Expected life	6.1 years	6.1 years

Board of Directors Stock Options:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	1.9%	2.9%
Dividend yield	0.0%	0.0%
Volatility	74.3%	78.2%
Expected life	6.3 years	6.4 years

2017 ESPP:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.5%	1.6%
Dividend yield	0.0%	0.0%
Volatility	64.1%	62.3%
Expected life	6 months	6 months

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales - product	$137	$—	$255	$—
Research and development expenses	2,563	2,242	6,484	4,555
Selling, general and administrative expenses	11,663	9,884	26,184	13,954
Total	$14,363	$12,126	$32,923	$18,509

As of June 30, 2019, total unrecognized, estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $82.1 million and $0.9 million, respectively.  We will adjust total unrecognized compensation cost for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.46 years and 1.45 years, respectively.

11.	Basic and Diluted Net Loss Per Share

In connection with the TTR License Agreement completed on April 17, 2018 with Ionis, we made distributions to Ionis representing the consideration to be paid in cash provided to Ionis in excess of the carrying value of the related assets acquired. These distributions are treated as dividends to Ionis; therefore, we have applied the two-class method of loss per share to reflect the allocation of these distributions to the participating Ionis common shares.

The two-class method is an earnings allocation formula that determines loss per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. For the purposes of calculating loss per share under the two-class method, we have allocated the net loss between common stock owned by Ionis and common stock owned by others.

Basic loss per share for each class of stock is computed by dividing total distributable losses applicable to common stock owned by Ionis and common stock owned by others by the weighted-average of common shares outstanding during the requisite period.

The following table summarizes the distributable losses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(37,323)	$(62,046)	$(10,136)	$(91,673)
Distributions to Ionis	—	(7,792)	(13,492)	(7,792)
Distributable losses	$(37,323)	$(69,838)	$(23,628)	$(99,465)

The following table summarizes the reconciliation of weighted-average shares outstanding used in the calculation of basic loss per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Determination of shares:	2019	2018	2019	2018
Weighted-average common shares outstanding owned by Ionis	70,221,338	60,832,494	69,406,181	53,182,685
Weighted-average common shares outstanding owned by others	22,573,900	21,492,157	22,351,368	21,332,650
Total weighted-average shares outstanding	92,795,238	82,324,651	91,757,549	74,515,335

The following table summarizes the calculation of basic loss per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Losses allocated to Ionis	$(28,244)	$(51,606)	$(17,872)	$(70,990)
Plus: Distribution to Ionis	—	7,792	13,492	7,792
Losses available to Ionis	$(28,244)	$(43,814)	$(4,380)	$(63,198)
Weighted-average common shares outstanding owned by Ionis	70,221,338	60,832,494	69,406,181	53,182,685
Basic loss per common share owned by Ionis	$(0.40)	$(0.72)	$(0.06)	$(1.19)

Losses allocated to common shares owned by others	$(9,079)	$(18,232)	$(5,756)	$(28,475)
Weighted-average common shares outstanding owned by others	22,573,900	21,492,157	22,351,368	21,332,650
Basic loss per common share owned by others	$(0.40)	$(0.85)	$(0.26)	$(1.33)

For the three and six months ended June 30, 2019 and June 30, 2018, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

•	Options to purchase common stock;
•	Unvested restricted stock units; and
•	Employee Stock Purchase Plan.

12.	Contractual Obligations and Commitments

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

Ionis Sublease

On November 12, 2018, we entered into an operating lease agreement with Ionis Pharmaceuticals to sublease 4,723 square feet of office space located in Carlsbad, California. The commencement date was March 2018 and the term of the lease is 64 months with a four-month free rent period. There is no extension option with this lease.

Cambridge Lease

We leased office space in a building in Cambridge, Massachusetts under an operating lease that commenced in April 2015 and was subsequently amended and expanded in February 2016 and March 2017. The lease was scheduled to expire in April 2020.  We have subsequently terminated the lease effective April 2019.

Ireland Lease

On May 8, 2019, we entered into an operating lease agreement for office space located in Dublin, Ireland. The lease commenced in May 2019 and the initial term of the lease is 18 months with an extension option for an additional 12 months. We have included the

12-month extension period in our right-of-use asset and lease liability calculation as we consider it reasonably certain that we will exercise the option to extend the lease for an additional 12 months.

Other Operating Lease Information

Other information related to our operating leases is as follows (dollar amounts in thousands):

At June 30, 2019
Operating lease right-of-use assets	$11,534
Operating lease liabilities (1)	$16,178
Weighted average remaining lease term	9.2 years
Weighted average discount rate	8%

(1)

Current portion of $1.3 million included in other current liabilities and the difference of $14.9 million included in long-term portion of lease liabilities on our condensed consolidated balance sheet.

Annual maturities of our operating lease liabilities as of June 30, 2019 are as follows (in thousands):

Years ended December 31,	Operating Leases
Remainder of 2019	$1,256
2020	2,504
2021	2,507
2022	2,403
2023	2,400
Thereafter	11,961
Total minimum lease payments	$23,031
Less:
Imputed interest	(6,853)
Total operating lease liability	$16,178

Operating lease expense was $0.5 million and $1.1 million for the three and six months ended June 30, 2019, respectively.  In comparison, operating lease expense was $0.7 million and $0.9 million for the same periods in 2018. Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019 was $1.3 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

Purchase Commitments

Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Such obligations are related principally to inventory purchase orders based on our current manufacturing needs and require significant lead times to be fulfilled by our vendors. Purchase commitments exclude agreements that are cancelable without penalty. As of  June 30, 2019 our purchase commitments for the following 12 months were $6.6 million.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Akcea,” “Company,” “we,” “our,” and “us,” means Akcea Therapeutics, Inc. and our subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our financial position, outlook, business, and the therapeutic and commercial launch of TEGSEDI®, WAYLIVRA® and our other products in development. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “expectation,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are subject to certain risks and uncertainties, particularly risks related to our financial condition and need for additional capital, the clinical development and regulatory review and approval of our drugs, the commercialization of our drugs, our dependence on third parties to develop and commercialize our drugs, our relationship with Ionis Pharmaceuticals, Inc., our controlling stockholder, and risks related to our business and industry generally, such as risks inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements, like all statements in the Report, speak only as of the date of this Report (unless another date is indicated). Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Overview

We are a commercial stage biopharmaceutical company developing and marketing drugs globally to treat patients with rare and serious diseases. We are bringing novel and transformative medicines to patients by driving clinical program execution, understanding patient and physician needs, preparing the market, creating market access, and commercializing our products on a global basis. As an affiliate of Ionis Pharmaceuticals, Inc., or Ionis, we have a robust portfolio of development-, registration- and commercial-stage drugs covering multiple targets and diseases using Ionis’ antisense technology. Our immediate focus is on the commercial launch of our commercially approved therapies, TEGSEDI in the United States, or U.S., the European Union, or E.U., and Canada, and WAYLIVRA in the E.U. TEGSEDI treats the polyneuropathy caused by hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults. WAYLIVRA is indicated as an adjunct to diet in adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, and at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate.

WAYLIVRA was granted conditional marketing authorization in the E.U. from the European Commission, or EC, on May 3, 2019 and our launch activities with respect to WAYLIVRA in the E.U. are ongoing. The approval of WAYLIVRA in the E.U. follows a positive recommendation by the Committee for Medical Products for Human Use, or CHMP, of the European Medicines Agency, or EMA. We are leveraging our existing commercial infrastructure in Europe to market WAYLIVRA. FCS is an ultra-rare, devastating hereditary disease that causes unpredictable and potentially fatal acute pancreatitis, chronic complications due to permanent organ damage, and a severe impact on daily living. The hallmark of FCS is extremely elevated triglycerides. There are approximately 3,000 to 5,000 patients with FCS worldwide. We are advancing a mature pipeline of novel drugs with the potential to treat multiple diseases. TEGSEDI, WAYLIVRA and our pipeline drugs, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and AKCEA-TTR-LRx, are all based on Ionis’ antisense technology platform.

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

TTR Amyloidosis

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

TEGSEDI was discovered and developed by Ionis and was licensed by us in April 2018. In addition to TEGSEDI, we and Ionis are developing AKCEA-TTR-LRx for hereditary and wild-type forms of transthyretin amyloidosis, or ATTR amyloidosis. We and Ionis initiated clinical development of AKCEA-TTR-LRx in December 2018 and are planning to initiate a Phase 3 program later this year.

Cardiometabolic

Our lipid/cardiometabolic drugs, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx, are all based on antisense technology developed by Ionis. We are focused on launching WAYLIVRA in the E.U. WAYLIVRA was granted conditional marketing authorization in the E.U. on May 3, 2019 and our launch activities with respect to WAYLIVRA in the E.U. are ongoing. The approval of WAYLIVRA in the E.U. follows a positive recommendation by the CHMP of the EMA, as an adjunct to diet in adult patients with genetically confirmed FCS, who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. We are leveraging our existing commercial infrastructure in Europe to market WAYLIVRA. In addition, we are focused on regulatory discussions for WAYLIVRA in the U.S. and Canada. On May 10, 2018, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee voted to support approval of WAYLIVRA for the treatment of people with FCS. On August 27, 2018, we and Ionis announced that we received a Complete Response Letter from the Division of Metabolism and Endocrinology Products of the FDA regarding the New Drug Application for WAYLIVRA. The FDA did not cite any new concerns beyond those described in the Advisory Committee briefing book, in which the main areas of focus were the dosing schedule and management of thrombocytopenia. We continue to feel strongly that WAYLIVRA demonstrates a favorable benefit/risk profile in people with FCS, as was reflected in the positive outcome from the Advisory Committee meeting. In November 2018, we received a Notice of Noncompliance withdrawal letter, or NON-W, from Heath Canada for WAYLIVRA.

FCS is a severe and rare lipid disorder characterized by extremely elevated levels of triglycerides. FCS has life-threatening consequences such as acute pancreatitis and the lives of patients with this disease are impacted daily by the associated symptoms. In our clinical program, we have observed consistent and substantial (>70%) decreases in triglycerides and improvements in other manifestations of FCS, including pancreatitis attacks and abdominal pain. We believe the safety and efficacy data from the WAYLIVRA program demonstrate a favorable risk-benefit profile for patients with FCS. In August 2019 we announced topline results from the BROADEN study in patients with familial partial lipodystrophy, or FPL. In the study, WAYLIVRA met its primary endpoint demonstrating a statistically significant reduction in triglyceride levels. WAYLIVRA also met a key secondary endpoint with a statistically significant reduction in liver fat. The most common adverse events observed in WAYLIVRA-treated patients were mild or moderate in severity and included injection site reactions, nasopharyngitis, urinary tract infection, and reductions in platelet levels. We are continuing to evaluate the data from this study and are accessing next steps.

AKCEA-APO(a)-LRx completed Phase 2 in 2018 and Novartis is currently working to initiate the Phase 3 program. Our other two lipid/cardiometabolic drugs are currently in Phase 2 clinical development.

Commercial Infrastructure

We are continuing to build our global infrastructure as we commercialize TEGSEDI in the U.S., E.U. and Canada and WAYLIVRA in the E.U. We have commercial teams in place in those regions. In addition, in August 2018, we entered into a licensing agreement with PTC Therapeutics International Limited, or PTC Therapeutics, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. A key element of our commercial strategy is to provide the specialized, patient-centric support required to successfully address rare disease patient populations. We believe our focus on treating patients with inadequately addressed rare and serious diseases will allow us to partner efficiently and effectively with the specialized medical community that supports these underserved patient communities.

To maximize the commercial potential of two of the drugs in our pipeline, we initiated a strategic collaboration with Novartis Pharma AG, or Novartis, for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. In February 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. Novartis is currently preparing to initiate a Phase 3 study of AKCEA-APO(a)-LRx in patients with established cardiovascular disease, or CVD and elevated levels of lipoprotein(a), or Lp(a). We believe Novartis brings significant resources and expertise to the collaboration that can accelerate our ability to deliver these potential therapies to the large populations of patients who have high cardiovascular risk due to inadequately treated lipid disorders. As part of our collaboration, we received $75.0 million in an upfront option payment, of which we retained $60.0 million and paid $15.0 million to Ionis as a sublicense fee. We also earned a $150.0 million license fee when Novartis exercised its option to license AKCEA-APO(a)-LRx in February 2019. As a result of the option exercise, on March 29, 2019 we issued 2,837,373 shares of our common stock to Ionis as payment of a $75.0 million sublicense fee. Novartis is now responsible for all future development and commercialization activities for AKCEA-APO(a)-LRx. We are eligible to receive milestone payments and royalties on sales of AKCEA-APO(a)-LRx from Novartis if and when it meets the development, regulatory and sales milestones specified in our agreement. In connection with Novartis’ exercise of its option to exclusively license AKCEA-APO(a)-LRx, we and Novartis established a more definitive framework under which we will negotiate the co-commercialization of AKCEA-APO(a)-LRx between the two companies in selected markets. Included in this framework is an option by which Novartis could solely commercialize AKCEA-APO(a)-LRx in exchange for Novartis paying us increased commercial milestone payments based on sales of AKCEA-APO(a)-LRx. We will share any license fees, milestone payments and royalties equally with Ionis.

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

Our strategic collaboration with Novartis has a potential aggregate transaction value of over $1.0 billion, plus royalties, which we would generally be required to share equally with Ionis. The calculation of potential aggregate transaction value assumes that Novartis licenses, successfully develops and achieves regulatory approval for both AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx in the U.S., E.U. and Japan, and that Novartis achieves pre-specified sales targets with respect to both drugs. In addition to the $150 million license fee that we have received for AKCEA-APO(a)-LRx we are eligible to receive up to $675.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $360.0 million for the achievement of commercialization milestones. In addition, if Novartis exercises its option for AKCEA-APOCIII-LRx, we are eligible to receive a $150 million license fee as well as up to $530.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $240.0 million for the achievement of regulatory milestones and up to $265.0 million for the achievement of commercialization milestones. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx, and Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will pay 50% of these license fees, milestone payments and royalties to Ionis as a sublicense fee. See Note 7, Strategic Collaboration with Novartis, to our condensed consolidated financial statements for additional information.

We began recognizing revenue under the collaboration with Novartis upon its initiation in 2017. Our research and development and license revenue for the first six months of 2019 was $167.8 million. In addition, we began to recognize TEGSEDI product revenue in late 2018 and we recognized licensing revenue in the third quarter of 2018 and the second quarter of 2019 relating to our collaboration and license agreement with PTC Therapeutics. Our product revenue and licensing revenue for the first six months of 2019 was $16.6 million and $6.0 million, respectively. Our total revenue for the first six months of 2019 was $190.4 million. Our net loss for the first six months of 2019 was $10.1 million. Such net loss has resulted from costs incurred in developing TEGSEDI, WAYLIVRA and the other drugs in our pipeline, commercializing TEGSEDI and WAYLIVRA, and general and administrative activities associated with our operations offset in part by our revenues. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. The transition to profitability is dependent upon the successful development, approval, and commercialization of our products and product candidates and the achievement of a level of revenue adequate to support our cost structure. We incur meaningful expenses to support commercialization, including manufacturing, marketing, sales and distribution functions.

As of June 30, 2019, we had cash, cash equivalents and investments of $295.6 million. We plan to use our cash, cash equivalents and investments on hand as of June 30, 2019 to further our commercialization efforts of TEGSEDI and WAYLIVRA and continue the advancement of our pipeline drugs.

Our Relationship with Ionis

Ionis formed Akcea as a wholly owned subsidiary to complete development of and commercialize Ionis’ drugs to treat lipid disorders. We began business operations in January 2015. We licensed our cardiometabolic franchise from Ionis at the beginning of 2015. Prior to licensing these drugs, Ionis’ employees performed all of the development, regulatory and manufacturing activities for these drugs either themselves or through third-party providers. As such, Ionis incurred all of the expenses associated with these activities and reported them in its condensed consolidated financial statements. TEGSEDI and AKCEA-TTR-LRx were licensed from Ionis in April 2018. Prior to then, Ionis had been advancing these drugs in development and incurring the expenses for those activities. Under our license agreements with Ionis, Ionis continued and is continuing to conduct development, regulatory or manufacturing activities for our drugs and to charge us for this work. As of June 30, 2019, Ionis owned approximately 76 percent of our outstanding stock.

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

Comparison of the three months ended June 30, 2019 and 2018

Revenue

The following table sets forth our revenue for the periods presented (in thousands):

	Three Months Ended June 30,
	2019	2018
Product revenue	$9,865	$—
Licensing revenue	6,036	—
Research and development and license revenue under collaborative agreement	10,722	18,321
Total revenue	$26,623	$18,321

Product revenue. Product revenue of $9.9 million for the three months ended June 30, 2019 relates to sales of TEGSEDI globally. For the three months ended June 30, 2018, we did not generate any product revenue.

Licensing revenue. For the three months ended June 30, 2019, we recognized $6.0 million of licensing revenue from PTC Therapeutics pursuant to our PTC License Agreement entered into in August 2018.  This revenue was recognized in connection with obtaining regulatory approval for WAYLIVRA from the EC in May 2019, at which point the variable constraint was resolved.  For the three months ended June 30, 2018, we did not recognize any licensing revenue.

Research and development revenue. For the three months ended June 30, 2019, we recognized $10.7 million, compared to $18.3 million for the three months ended June 30, 2018, in research and development and license revenue from our collaboration with Novartis. The decrease was primarily the result of level of efforts related to activities for our AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx programs. The development activities for AKCEA-APO(a)-LR were substantially completed as of June 30, 2019 and the remaining revenue associated with this program was recognized during the three months ended June 30, 2019.

Cost of sales and license expense

The following table sets forth our cost of sales and license expense for the periods presented (in thousands):

	Three Months Ended June 30,
	2019	2018
Cost of sales - product	$4,227	$—
Cost of sales - intangible asset amortization	1,419	—
Total cost of sales, excluding non-cash stock-based compensation expense	5,646	—
Non-cash stock-based compensation expense	137	—
Total cost of sales	$5,783	$—

Cost of sales. Product expense of $4.2 million for the three months ended June 30, 2019, consists of period costs, certain fixed costs associated with the manufacturing of TEGSEDI and a $3.0 million sublicense fee paid to Ionis in connection with the license revenue earned from PTC. We do not expect fixed costs will increase in direct correlation to sales. Based on our policy, we expense costs associated with the manufacture of our products as research and development expense prior to regulatory approval. Certain product costs of TEGSEDI recognized as revenue during the three months ended June 30, 2019 were incurred prior to the July 2018 E.U. approval, and therefore are not included in cost of sales during this period.  We expect cost of sales to increase as we deplete inventories that were previously expensed prior to approval but are utilized for commercial sales. The cost of units sold during the period for which there was no cost basis was $0.2 million for the three months ended June 30, 2019. No product cost of sales was recorded for the three months ended June 30, 2018. All amounts exclude non-cash compensation expense related to equity awards.

Cost of sales intangible asset amortization. Intangible asset amortization of $1.4 million for the three months ended June 30, 2019 consists of amortization of intangible assets recorded as a result of the achievement of TEGSEDI regulatory milestones in the U.S. and E.U.

Research and development expense

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,
	2019	2018
External TEGSEDI expenses	$820	$11,905
External WAYLIVRA expenses	3,806	9,732
Loss share under TTR license agreement with Ionis Pharmaceuticals	1,204	—
Other external research and development projects expenses	5,487	9,753
Research and development personnel and overhead expenses	6,391	5,825
Total research and development expenses, excluding non-cash stock-based compensation expense	17,708	37,215
Non-cash stock-based compensation expense	2,563	2,242
Total research and development expenses	$20,271	$39,457

Research and development expenses were $17.7 million for the three months ended June 30, 2019 compared to $37.2 million for the same period in 2018. The decrease in research and development expenses was primarily due to the end of the phase 2 study for AKCEA-APO(a)-LRx and a decrease in development activities related to TEGSEDI and WAYLIVRA.  This decrease was offset by an increase in development activities for AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx, and personnel and overhead expenses in support of our ongoing development efforts. All amounts exclude non-cash compensation expense related to equity awards.

Selling, general and administrative expense

The following table sets forth our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended June 30,
	2019	2018
Selling, general and administrative expenses	$39,077	$32,403
Non-cash compensation expense related to equity awards	11,663	9,884
Total selling, general and administrative expenses	$50,740	$42,287

Selling, general and administrative expenses were $39.0 million for the three months ended June 30, 2019 compared to $32.4 million for the three months ended June 30, 2018. Our selling, general and administrative expenses increased due to the ongoing buildout of our commercial organization and advancement of commercialization activities necessary to launch TEGSEDI in the U.S., the E.U. and Canada, and our anticipated launch of WAYLIVRA in the E.U.  All amounts exclude non-cash compensation expense related to equity awards.

Net Loss Share

In the first quarter of 2019, the profit sharing provisions for TEGSEDI under the TTR License Agreement with Ionis became effective. As we are the principal for all commercial activities related to the TTR License Agreement, we record all commercial activities related to TEGSEDI on a gross basis in our condensed consolidated statement of operations, including revenues, cost of sales and sales and marketing expenses. The Ionis share of commercialization costs for TEGSEDI is separately presented within operating expenses in our condensed consolidated statement of operations under the caption “Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.”. For the three months ended June 30, 2019, we recorded $11.5 million of cost share related to TEGSEDI commercial activities. We did not record any amounts of cost share for the three months ended June 30, 2018.

Other income and other expense

Investment income. Investment income for the three months ended June 30, 2019 totaled $1.6 million compared to $1.5 million for the same period in 2018. The increase in investment income was primarily due to higher interest rates on high quality debt and U.S. government agencies investments during 2019 compared to 2018.

Net Loss and Net Loss Per Share

Net loss for the three months ended June 30, 2019 was $37.3 million compared to a net loss of $62.0 million for the same period in 2018. The decrease in net loss was primarily due to commercial product revenue and licensing revenue, cost share with Ionis that began in 2019 and a decrease in development activities.  Basic and diluted net loss per common share owned by Ionis and owned by others for the three months ended June 30, 2019 were both $0.40. Basic and diluted net loss per common share owned by Ionis and owned by others for the three months ended June 30, 2018 was $0.72 and $0.85, respectively.

Comparison of the six months ended June 30, 2019 and 2018

Revenue

The following table sets forth our revenue for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Product revenue	$16,619	$—
Licensing revenue	6,036	—
Research and development and license revenue under collaborative agreement	167,784	35,429
Total revenue	$190,439	$35,429

Product revenue. Product revenue of $16.6 million for the six months ended June 30, 2019 relates to sales of TEGSEDI globally. For the six months ended June 30, 2018, we did not generate any product revenue.

Licensing revenue. For the six months ended June 30, 2019, we recognized $6.0 million of licensing revenue from PTC Therapeutics pursuant to our PTC License Agreement entered into in August 2018.  This revenue was recognized in connection with obtaining regulatory approval for WAYLIVRA from the EC in May 2019, at which point the variable constraint was resolved.  For the six months ended June 30, 2018, we did not recognize any licensing revenue.

Research and development revenue. For the six months ended June 30, 2019, we recognized $167.8 million compared to $35.4 million for the six months ended June 30, 2018 in research and development and license revenue from our collaboration with Novartis. The increase in research and development revenue was primarily the result of the $150 million license fee related to Novartis’ exercise of its option to license AKCEA-APO(a)-LRx. This was partially offset by a decrease in revenue due to the timing of activities performed for our AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx programs in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The development activities for AKCEA-APO(a)-LR were substantially completed as of June 30, 2019, and therefore the remaining revenue for this program was recognized during the second quarter of 2019.

Cost of sales and license expense

The following table sets forth our cost of sales and license expense for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Cost of sales - product	$5,150	$—
Cost of sales - intangible asset amortization	2,822	—
Total cost of sales, excluding non-cash stock-based compensation expense	7,972	—
Non-cash stock-based compensation expense	255	—
Total cost of sales	$8,227	$—

Cost of sales - product. Product expense of $5.1 million for the six months ended June 30, 2019 consists of period costs and certain fixed costs associated with the manufacturing of TEGSEDI, and a $3.0 million sublicense fee paid to Ionis in connection with the license revenue earned from PTC. We do not expect fixed costs will increase in direct correlation to sales. Based on our policy, we expense costs associated with the manufacture of our products as research and development expense prior to regulatory approval. Certain product costs of TEGSEDI recognized as revenue during the six months ended June 30, 2019 were incurred prior to the July 2018 E.U. approval, and therefore are not included in cost of sales during this period.  We expect cost of sales to increase as we deplete inventories that were previously expensed prior to approval but are utilized for commercial sales. The cost of units sold during the period for which there was no cost basis was $0.3 million for the six months ended June 30, 2019. No product cost of sales was recorded for the six months ended June 30, 2018. All amounts exclude non-cash compensation expense related to equity awards.

Cost of sales - intangible asset amortization. Intangible asset amortization of $2.8 million for the six months ended June 30, 2019 consisted of amortization of intangible assets recorded as a result of the achievement of TEGSEDI regulatory milestones in the U.S. and E.U.

Research and development expense

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
External TEGSEDI expenses	$3,647	$11,905
External WAYLIVRA expenses	6,093	18,075
Loss share under TTR license agreement with Ionis Pharmaceuticals	408	—
Other external research and development projects expenses	12,503	22,879
Research and development personnel and overhead expenses	15,755	10,013
Sublicensing expenses	75,000	—
Total research and development expenses, excluding non-cash stock-based compensation expense	113,406	62,872
Non-cash stock-based compensation expense	6,484	4,555
Total research and development expenses	$119,890	$67,427

Research and development expenses were $113.4 million for the six months ended June 30, 2019 compared to $62.9 million for the same period in 2018. The increase in research and development expenses was primarily due to sublicensing expense of $75.0 million related to the Novartis option exercise for AKCEA-APO(a)-LRx in the first quarter of 2019, as well as an increase in development activities for AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and personnel and overhead expense in support of our ongoing development efforts. This increase was offset by a decrease in research and development expenses primarily due to the completion of clinical activities related to the end of phase 2 meeting for AKCEA-APO(a)-LRx, which occurred in December 2018, and a decrease in development activities related to TEGSEDI and WAYLIVRA.  All amounts exclude non-cash compensation expense related to equity awards.

Selling, general and administrative expense

The following table sets forth our selling, general and administrative expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Selling, general and administrative expenses	$69,158	$47,798
Non-cash compensation expense related to equity awards	26,184	13,954
Total selling, general and administrative expenses	$95,342	$61,752

Selling, general and administrative expenses were $69.2 million for the six months ended June 30, 2019 compared to $47.8 million for the six months ended June 30, 2018. Our selling, general and administrative expenses increased due to the ongoing buildout of our commercial organization and advancement of commercialization activities necessary to launch TEGSEDI in the U.S., the E.U. and Canada, and launch of WAYLIVRA in the E.U. All amounts exclude non-cash compensation expense related to equity awards.

Net Loss Share

In the first quarter of 2019, the profit sharing provisions for TEGSEDI under the TTR License Agreement with Ionis became effective. For the six months ended June 30, 2019, we recorded $20.5 million of cost share related to TEGSEDI commercial activities. We did not record any amounts of loss share for the six months ended June 30, 2018.

Other income and other expense

Investment income. Investment income for the six months ended June 30, 2019 totaled $2.8 million compared to $2.4 million for the same period in 2018. The increase in investment income was primarily due to higher interest rates on high quality debt and U.S. government agencies investments during 2019 compared to 2018.

Net Loss and Net Loss Per Share

Net loss for the six months ended June 30, 2019 was $10.1 million compared to a net loss of $91.7 million for the same period in 2018. This decrease in net loss is primarily due to the $150 million license fee related to Novartis’ exercise of its option to license AKCEA-APO(a)-LRx, of which $75 million is net of the sublicense fee due to Ionis.  Additionally, the decrease in net loss is due to commercial product revenue related to TEGSEDI, cost share with Ionis that began in 2019 and a decrease in development activities. Basic and diluted net loss per common share owned by Ionis and owned by others for the six months ended June 30, 2019 was $0.06 and $0.26, respectively. Basic and diluted net loss per common share owned by Ionis and owned by others for the six months ended June 30, 2018 was $1.19 and $1.33, respectively.

Liquidity and Capital Resources

At June 30, 2019 we had cash, cash equivalents and investments of $295.6 million and accumulated deficit of $532.2 million.

Prior to our IPO, we funded our operating activities through a $100.0 million cash contribution that we received from Ionis in 2015, $75.0 million from initiating our collaboration with Novartis that we received in the first quarter of 2017 and $106.0 million in drawdowns under our line of credit with Ionis that we received in the first and second quarters of 2017. Our borrowings under our line of credit agreement with Ionis converted into shares of our common stock at the IPO price in connection with the closing of our IPO in July 2017. We no longer have access to the line of credit. Additionally, in July 2017 we received $182.3 million in net proceeds from our IPO, including $25.0 million Ionis invested in our IPO and the Novartis concurrent private placement of $50.0 million.

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

On February 22, 2019, we earned a license fee of $150.0 million related to Novartis’ option exercise of AKCEA-APO(a)-LRx, for which we issued 2,837,373 shares of our common stock on March 29, 2019 to Ionis as payment of a $75.0 million sublicense fee. See Note 7, Strategic Collaboration with Novartis and Note 8, License Agreements and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our collaboration with Novartis and Cardiometabolic licensing agreement with Ionis.

In September 2018, we earned a license fee of $12.0 million related to the collaboration and license agreement with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in the PTC Territory. Additionally, in May 2019, we recognized an additional $6.0 million upon regulatory approval of WAYLIVRA by the EC, at which point the variable constraint was resolved.  See Note 9, Collaboration and License Agreement with PTC Therapeutics, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our collaboration with PTC Therapeutics.

At June 30, 2019, we had working capital of $277.1 million compared to working capital of $186.6 million at December 31, 2018. Working capital increased in 2019 primarily due to the increase in our cash, cash equivalents and investments as a result of our investing and revenue activities. This increase is offset by activities related to our normal course of business. As of June 30, 2019, our outstanding receivable from Ionis was $7.9 million under our Amended Services Agreement with Ionis.

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

Future Funding Requirements

We expect that our cash, cash equivalents and investments of $295.6 million as of June 30, 2019, and cash expected to be generated from sales of TEGSEDI and from future sales of WAYLIVRA in the E.U. will be sufficient to fund our operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. We expect to raise additional funding in the future to continue developing the drugs in our pipeline and to commercialize TEGSEDI and WAYLIVRA, or any other approved drug.

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

Contractual Obligations and Commitments

On February 22, 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx as part of our strategic collaboration with Novartis discussed in Note 7, Strategic Collaboration with Novartis to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As a result, we earned a license fee of $150.0 million. On March 29, 2019, we issued 2,837,373 shares of our common stock to Ionis as payment of the related $75.0 million sublicense fee.

On May 3, 2019, we received regulatory approval for WAYLIVRA in the E.U. from the European Commission, or EC, for the treatment of adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, in the EU. As a result, we were paid a license fee of $6.0 million from PTC pursuant to our PTC License Agreement discussed in Note 9, Collaboration and License Agreement with PTC Therapeutics, of which we paid Ionis $3.0 million as a sublicense fee pursuant to the Cardiometabolic License Agreement.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain short-term investments. We place our cash equivalents and short-term investments with reputable financial institutions. We primarily invest our excess cash in money market funds and debt instruments of the U.S. Treasury, financial institutions, corporations, and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody's, Standard & Poor's, or Fitch, respectively. We have established guidelines relative to diversification and maturities that are designed to maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity. We typically hold our investments for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

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

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2019.

We also performed an evaluation of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls in connection with our adoption of ASU 2016-02, Leases (Topic 842). We conducted this evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. That evaluation did not identify any significant changes in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this Report and in our other public filings, in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

As a company, we have limited experience commercializing products. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic partners, to successfully commercialize TEGSEDI ® (inotersen) and WAYLIVRA® (volanesorsen) and develop and obtain the regulatory approvals necessary to commercialize the drugs in our pipeline. Although we received our first revenue from product sales in the fourth quarter of 2018, if we are not successful in growing revenue and controlling costs, we will not achieve sustainably profitable operations or positive cash flow. Our ability to generate revenue sufficient to achieve profitability from product sales depends heavily on our success and our current and future strategic partners' success in:

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
•

educating physicians about our target patient populations, including the polyneuropathy of hereditary transthyretin-mediated amyloidosis in adult patients in the United States, stage 1 or stage 2 polyneuropathy in adult patients with hereditary TTR Amyloidosis, or hATTR, in the European Union, or E.U., or Canada, patients with familial chylomicronemia syndrome, or FCS, and patients with familial partial lipodystrophy, or FPL;

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

Because drug development requires substantial lead-time and funding prior to commercialization, we have generally incurred expenses while generating limited revenue from our operating activities since our formation. Our net loss was $10.1 million for the six months ended June 30, 2019 compared to a net loss of $91.7 million for the six months ended June 30, 2018. The primary difference is due to the $150 million license fee related to Novartis’ exercise of its option to license AKCEA-APO(a)-LRx. As of June 30, 2019, we had an accumulated deficit of approximately $532.2 million. We expect to incur additional operating losses for the foreseeable future, and these losses may increase if we cannot generate substantial revenue.

We will require substantial additional funding to achieve our goals. If we fail to obtain timely funding, we may need to curtail or abandon some of our programs. *

All of our drugs are undergoing clinical studies. All of our drug programs, except TEGSEDI in the United States, E.U., and Canada, and WAYLIVRA in the E.U., will require additional nonclinical and/or clinical testing and/or marketing authorization prior to commercialization. We will need to spend significant additional resources to conduct these activities. Our expenses could increase beyond expectations if the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities require us to perform clinical studies and other studies in addition to those that we currently anticipate. As of June 30, 2019, we had cash, cash equivalents and investments equal to $295.6 million. Our operating expenses were $202.9 million and $129.2 million for the six months ended June 30, 2019 and 2018, respectively.

Prior to our IPO, we funded our operating activities through a $100.0 million cash contribution we received from Ionis in 2015, $75.0 million that we received from initiating our collaboration with Novartis and $106.0 million in drawdowns under our line of credit with Ionis. We do not have any firm commitment from Ionis to fund our cash flow deficits or provide other direct or indirect assistance to us. Additionally, in July 2017 we received $182.3 million in net proceeds from our IPO including $25.0 million that Ionis invested in our IPO and the Novartis concurrent private placement of $50.0 million. In April 2018, we received $200.0 million from the common stock we issued in connection with the licensing transaction with Ionis discussed in Note 8, License Agreements and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. On February 22, 2019, we earned a license fee of $150.0 million related to Novartis’ option exercise of AKCEA-APO(a)-LRx, for which we issued 2,837,373 shares of our common stock on March 29, 2019 to Ionis as payment of a $75.0 million sublicense fee, as discussed in Note 7, Strategic Collaboration with Novartis and Note 8, License Agreements and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.  We expect that we will need to raise additional funding to continue developing the drugs in our pipeline and to seek regulatory approval for and to commercialize TEGSEDI, WAYLIVRA and other drugs in our pipeline.

We have received marketing authorization approval for TEGSEDI from the FDA for the treatment of the polyneuropathy of hATTR in adult patients in the United States, from the European Commission, or EC, and from Health Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR, and we will continue to incur significant costs commercializing TEGSEDI. Further, on May 3, 2019, we received conditional marketing authorization approval for WAYLIVRA in the E.U. from the EC as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. Even if we obtain marketing authorizations to sell AKCEA-APO(a)-LRx or AKCEA-TTR-LRx, additional marketing authorizations for WAYLIVRA or marketing authorizations for WAYLIVRA in other indications, we will incur significant costs to commercialize the approved product. Even if we generate substantial revenue from the sale of TEGSEDI, WAYLIVRA, and other future approved products, we may not become sustainably profitable and would need to obtain additional funding to continue operations.

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

Even if our drugs are successful in preclinical and earlier-stage clinical studies, the drugs may not be successful in later-stage clinical studies. *

Successful results in preclinical or initial clinical studies, including the results of earlier studies for our drugs in development, may not predict the results of subsequent clinical studies, including the Phase 3 study of AKCEA-APO(a)-LRx in patients with established cardiovascular disease and elevated levels of lipoprotein(a). There are a number of factors that could cause a clinical study to fail or be delayed, including:

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

In addition, WAYLIVRA and AKCEA-APOCIII-LRx have the same mechanism of action, TEGSEDI and AKCEA-TTR-LRx, also have the same mechanism of action and all of our current drugs, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx, are chemically similar to each other and the drugs Ionis and other companies are developing separately. As a result, a safety observation we, Ionis or other companies encounter with one of our or their drugs could have or be perceived by a regulatory authority to have an impact on a different drug we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our drugs or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our drugs: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. For example, in connection with the conditional marketing approval for WAYLIVRA in the E.U., the EC is requiring us to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. We have an ongoing open label extension study of WAYLIVRA in patients with FCS and an open label extension study of TEGSEDI in patients with hATTR, and an early access program, or EAP, for both WAYLIVRA and TEGSEDI. Adverse events or results from these studies or the EAPs could negatively impact our pending or future marketing approval applications for WAYLIVRA and TEGSEDI in patients with FCS or hATTR amyloidosis or the commercial opportunity for WAYLIVRA or TEGSEDI. In August 2018, we received a Complete Response Letter, or CRL, from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Notice of Noncompliance withdrawal letter, or Non-W, from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to the FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any revenue or profit from the sale of WAYLIVRA. Any failure or delay in the clinical studies for any of our drugs in development could reduce the commercial potential or viability of our drugs.

We may not have appropriately designed the planned and ongoing clinical studies for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development to support submission of a marketing application to the FDA and foreign regulatory authorities or demonstrate safety or efficacy at the level required by the FDA and foreign regulatory authorities for product approval. *

We have ongoing studies for WAYLIVRA, as well as ongoing or planned studies for AKCEA-TTR-LRx, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx.

Even if we achieve positive results on the endpoints for these clinical studies, including achievement of the primary endpoint of triglyceride lowering and the secondary endpoint of liver fat reduction for WAYLIVRA in patients with FPL, or any future clinical studies, the FDA or foreign regulatory authorities may believe the clinical studies do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. For example, in August 2018, we received a CRL from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Non-W from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to the FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating meaningful revenue or profit from the sale of WAYLIVRA. The CHMP of the EMA adopted a positive opinion recommending conditional marketing authorization of WAYLIVRA as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The positive opinion was subsequently referred to the EC, which grants marketing authorization for medicines in the E.U., as well as to European Economic Area members Iceland, Liechtenstein and Norway. The EC decided to adopt the CHMP’s positive opinion and on May 3, 2019 we received conditional marketing authorization approval for WAYLIVRA in the E.U. from the EC as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. Despite this recent conditional marketing authorization from the EC, these risks that we may not have appropriately designed the planned and ongoing clinical studies for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development are more likely to occur since we are developing our drugs against therapeutic targets or to treat diseases in which there is little or no clinical experience. In addition, these risks may be more likely to occur for WAYLIVRA since there were some patients in the Phase 3 program that experienced serious platelet events (grade 4 thrombocytopenia), a condition in which the patient has very low platelet levels, and additional patients experienced other adverse events in the program, including patients who discontinued participation in the APPROACH study due to platelet count declines. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent.

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

Clinical studies for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx or our other drugs may not demonstrate safety or efficacy at the level required by the FDA and foreign regulatory authorities for product approval. *

In January 2019, the CHMP of the EMA adopted a positive opinion recommending conditional marketing authorization of WAYLIVRA as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The positive opinion was subsequently referred to the EC, which grants marketing authorization for medicines in the E.U., as well as to European Economic Area members Iceland, Liechtenstein and Norway. The EC decided to adopt the CHMP’s positive opinion and on May 3, 2019, we received conditional marketing authorization approval for WAYLIVRA in the E.U. from the EC as an adjunct to diet in adult patients with genetically confirmed FCS patients who are at high risk for pancreatitis, in whom response to diet and triglyceride lowing therapy has been inadequate. Despite the recent conditional marketing authorization from the EC for WAYLIVRA, the FDA and Health Canada may continue to deem the results from our clinical studies for WAYLIVRA insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. We and Ionis are conducting or intend to conduct clinical studies for AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx.

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

Any failure to obtain approvals for WAYLIVRA in other important markets outside of the E.U., on the timeline that we currently anticipate, or at all, could have a material and adverse impact on our business, prospects, financial condition and results of operations and could cause our stock price to decline.

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

We will continue to dedicate a substantial amount of our resources to commercialize TEGSEDI and support the continued development of AKCEA-TTR-LRx. In addition, we may dedicate a substantial amount of our resources to commercialize WAYLIVRA in the E.U. for patients with FCS and to develop and seek regulatory approval for WAYLIVRA to treat patients with FPL. As a result, we may forego or delay pursuit of opportunities with our other drugs or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and drugs for specific indications may not yield any commercially viable drugs.

Our drugs, including TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, could be subject to regulatory limitations following approval. *

Following approval of a drug, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of drug products. Promotional communications regarding prescription drugs must be consistent with the information in the product's approved labeling. We and our partners may not obtain the labeling claims necessary or desirable to successfully commercialize our drug products, including TEGSEDI and WAYLIVRA for FCS in the E.U., and if approved, WAYLIVRA for additional indications, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development.

The FDA and foreign regulatory authorities can impose significant restrictions on an approved drug product through the product label and on advertising, promotional and distribution activities. For example:

•	In the United States, TEGSEDI’s label contains a boxed warning for thrombocytopenia and glomerulonephritis,
•	TEGSEDI requires periodic blood and urine monitoring,
•	in the United States TEGSEDI is available only through a Risk Evaluation and Mitigation Strategy, or REMS, program, and
•	WAYLIVRA will require periodic blood monitoring.

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

The development and commercialization of TEGSEDI and WAYLIVRA may place strain on our management team’s time and attention and may divert our management team’s attention from our other existing products. *

Although we have personnel with experience commercializing drugs, we ourselves have limited experience commercializing products. We commercially launched TEGSEDI during the fourth quarter of 2018 and, following our receipt of conditional marketing authorization approval from the EC, we are launching WAYLIVRA in the E.U. as an adjunct to diet in patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The commercial launch of TEGSEDI will continue to and the commercial launch of WAYLIVRA will require significant efforts and the devotion of substantial resources, as we finalize regulatory submissions, manage the manufacturing of sufficient quantities of product to support long-term commercial sales and integrate, optimize or maintain, as applicable, the global sales, marketing, medical, for each of WAYLIVRA and TEGSEDI, and patient support infrastructure, which may place pressure on the management team’s time and attention. These efforts may also divert the attention of the management team from our other business operations, such as the development or commercialization of our other pipeline products, including AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx. As a result, our business, results of operations, financial condition and prospects for future growth could be adversely impacted and the market price of our common stock may decline.

Risks Related to Commercialization of Our Drugs

If we cannot effectively manage our marketing and sales capabilities or enter into agreements with third parties to market and sell our drug products, we may not generate product revenue.

We commercially launched TEGSEDI in the fourth quarter of 2018 and are launching WAYLIVRA in the E.U. To successfully commercialize TEGSEDI and WAYLIVRA, we must effectively manage our marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. To commercialize WAYLIVRA in the initial indications we plan to pursue and to continue the commercialization of TEGSEDI, we will need to optimize and maintain specialty sales forces in the global regions where we currently market or expect to market TEGSEDI and WAYLIVRA, supported by case managers, reimbursement specialists, partnerships with specialty pharmacies, injection training, routine blood and urine monitoring and a medical affairs team. We may seek to further penetrate markets by expanding our sales forces or through strategic partnerships with other pharmaceutical or biotechnology companies or third-party sales organizations.

Even though certain members of our management team and other employees have significant experience commercializing drugs, as a company we have limited experience marketing, selling or distributing drugs, and there are significant risks involved in building and managing a commercial infrastructure. It is expensive and time consuming for us to maintain our own sales forces and related compliance protocols to market TEGSEDI and WAYLIVRA, and it will be increasingly expensive and time consuming as we commercially launch additional drugs, if approved. We may never successfully optimize or manage this capability and any failure could harm the commercial launch of WAYLIVRA or adversely affect TEGSEDI sales. We and our partners will have to compete with other companies to recruit, hire, train, manage and retain marketing and sales personnel. As a result of our receipt of a CRL from the FDA regarding the new drug application for WAYLIVRA, on September 6, 2018, we enacted a plan to reorganize our workforce to better align with the immediate needs of our business. In connection with this reorganization plan, we reduced our workforce by approximately 12%. If WAYLIVRA is subsequently approved in the United States, we will again need to increase our operations and expand our use of third-party contractors.

We have incurred expenses launching TEGSEDI in the E.U., Canada and U.S. and launching WAYLIVRA in the E.U. and integrating and managing the marketing and sales infrastructure. If regulatory requirements or other factors cause the commercialization of TEGSEDI or WAYLIVRA to be less successful than expected in important markets, we would incur additional expenses for having invested in these capabilities prior to realizing any significant revenue from sales of TEGSEDI or WAYLIVRA. Our sales force and marketing teams may not successfully commercialize TEGSEDI or WAYLIVRA.

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

If we are unable to rely on third-party specialty channels to distribute our drugs to patients we may be unable to generate adequate revenue

We and our strategic partners have contracted with, rely on and will continue to rely on third-party specialty pharmacies to distribute our drugs to patients. A specialty pharmacy is a pharmacy that specializes in dispensing medications for complex or chronic conditions, a process that requires a high level of patient education and ongoing management. Our management team will need to devote a significant amount of its attention to optimizing and managing this distribution network. If we cannot effectively optimize and manage this distribution process, any future launch of AKCEA-APO(a)-LRx and AKCEA-TTR-LRx and the sales of TEGSEDI and WAYLIVRA will be adversely affected.

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

For example, the product label for TEGSEDI in the United States has a boxed warning for thrombocytopenia and glomerulonephritis, requires periodic blood and urine monitoring, and TEGSEDI is available only through a Risk Evaluation and Mitigation Strategy, or REMS, program. Our main competition in the U.S. market for TEGSEDI is ONPATTRO (patisiran), marketed by Alnylam Pharmaceuticals, Inc. Although ONPATTRO requires intravenous administration and pre-treatment with steroids, it does not have a boxed warning or REMS. Additionally, the product label for WAYLIVRA will require periodic blood monitoring. In each case, these label requirements could negatively affect our ability to attract and retain patients for these drugs. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent. While we believe we can better maintain patients on TEGSEDI and WAYLIVRA through our patient-centric commercial approach where we plan to have greater involvement with physicians and patients, if we cannot effectively maintain patients on TEGSEDI and WAYLIVRA, we may not be able to generate substantial revenue from TEGSEDI and WAYLIVRA sales.

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

We estimate there are 50,000 patients with hATTR amyloidosis globally. Our estimate of the sizes of the patient populations are based on published studies as well as internal analyses. If the results of these studies or our analyses of them do not accurately reflect the number of patients with hATTR amyloidosis, our assessment of the market potential for either TEGSEDI or AKCEA-TTR-LRx may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability. In addition, as is the case with most orphan diseases, if we cannot successfully raise awareness of these diseases and improve diagnosis, it will be more difficult or impossible to achieve profitability. For these initial indications, we may not maintain or obtain sufficient sales volume at a price that justifies our product development efforts and our sales and marketing and manufacturing expenses.

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

As an additional example, TEGSEDI could face competition from drugs like ONPATTRO, marketed by Alnylam for hATTR amyloidosis with polyneuropathy in the U.S. and E.U., VYNDAQEL® and VYNDAMAX™, both marketed by Pfizer, available in the U.S. for patients with both hereditary and wild type ATTR cardiomyopathy and available in the E.U. for stage 1 hATTR amyloidosis with polyneuropathy, and AG10, which is being developed by Eidos for patients with ATTR with cardiomyopathy. For example, ONPATTRO is approved in the United States and Europe for a similar and broader indication as TEGSEDI. AG10, which recently completed its Phase 2 dose-finding study, is an orally administered TTR tetramer stabilizer for ATTR amyloidosis. If WAYLIVRA, TEGSEDI or the other drugs in our pipeline cannot compete effectively with these and other products with common or similar indications to the drugs in our pipeline, we may not be able to generate substantial revenue from our product sales.

If government or other third-party payors fail to provide adequate coverage and payment rates for TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, our revenue and prospects for profitability will be limited. *

In both domestic and foreign markets, sales of our future products will depend in part upon the availability of coverage and reimbursement from third-party payors. The majority of patients in the United States who would fit within our target patient populations for our drugs have their healthcare supported by a combination of Medicare coverage, other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be enough to make our drugs affordable. Accordingly, TEGSEDI and WAYLIVRA for FCS in the E.U. and, if approved, WAYLIVRA in the United States or Canada and for additional indications, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, will face competition from other therapies and drugs for limited financial resources. We may need to conduct post-marketing studies to demonstrate the cost-effectiveness of any future products to satisfy third-party payors. These studies might require us to commit a significant amount of management time and financial and other resources. Third-party payors may never consider our future products as cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

Similar rigid restrictions related to anti-kickbacks and promoting and marketing medicinal products apply in the E.U. and other countries. Authorities in these countries strictly enforce these restrictions. Even in those countries where we will not be directly responsible for promoting and marketing our products, inappropriate activity by any of our international commercialization partners we may have could harm us.

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

In addition, following Novartis’ exercise of its option to license AKCEA-APO(a)-LRx and if Novartis exercises its option to license AKCEA-APOCIII-LRx, Novartis will be responsible for the long-term supply of drug substance and finished drug product for the licensed drug.

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

If we cannot manufacture our drugs or contract with a third party to manufacture our drugs at costs that allow us to charge competitive prices to buyers, we will not be able to operate profitably. *

To successfully commercialize TEGSEDI, and WAYLIVRA for FCS in the E.U. and, if approved, WAYLIVRA in the United States or Canada and for additional indications, AKCEA-TTR-LRx and our other drugs in development, we will need to optimize and manage large-scale commercial manufacturing capabilities either on our own or through a third-party manufacturer. In addition, as our drug development pipeline matures, we will have a greater need for clinical study and commercial manufacturing capacity. We have no direct experience manufacturing pharmaceutical products of the chemical class represented by our drugs, called oligonucleotides, on a commercial scale for the systemic administration of a drug. We currently rely and expect to rely for the foreseeable future on Ionis' manufacturing capacity and efficiency and the capacity and efficiency of third parties to produce our oligonucleotide drugs, and our business could be negatively affected if Ionis and these third parties ceased to provide us with this capability for any reason. In addition, there are a small number of suppliers for certain raw materials that we use to manufacture our drugs, and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing. Further, if we cannot continue to acquire raw materials from these suppliers on commercially reasonable terms or at all, we may be required to find alternative suppliers, which could be expensive and time consuming and negatively affect our ability to develop or commercialize our drugs in a timely manner or at all. We may not be able to manufacture our drugs at a cost or in quantities necessary to make commercially successful products.

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

Risks Related to Our Relationship with Ionis

Ionis controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions. *

Ionis owns 70,221,338 shares of our common stock, or approximately 76 percent, of the economic interest and voting power of our outstanding common stock as of August 1, 2019, which ownership will be expected to increase further if we achieve certain milestone events and pay the associated milestone payment in shares of common stock pursuant to the payment election. As long as Ionis beneficially controls a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Ionis were to control less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If Ionis continues to hold its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

The licensing transaction with Ionis and the common stock issuances in connection with the achievement of the TEGSEDI regulatory milestones has increased Ionis’ ownership percentage, and this increase, along with Ionis’ increased reliance on Akcea as a commercialization partner, given that Akcea will be commercializing at least two Ionis-developed products (WAYLIVRA and TEGSEDI), may increase the length of time during which Ionis will control us. As a general matter, the TEGSEDI license agreement and the related Investor Rights Agreement increased Ionis’ control over our affairs. In addition, our TEGSEDI licensing agreement requires Ionis’ consent to the budget related to the commercialization of TEGSEDI and AKCEA-TTR-LRx.

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

From time to time we may have to defend our intellectual property rights. If we are involved in an intellectual property dispute, we may need to litigate to defend our rights or assert them against others. Disputes can involve arbitration, litigation or proceedings declared by the U.S. PTO or the International Trade Commission or foreign patent authorities. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios.

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

Our competitors or other third parties may challenge, infringe or circumvent the trademarks or trade names for our products. We and our partners may not be able to protect these trademarks and trade names. In addition, if the trademarks or trade names for one of our products infringe the rights of others, we or our partners may be forced to stop using the trademarks or trade names, which we need for name recognition in our markets of interest. If we cannot establish name recognition based on our trademarks and trade names, we and our partners may not be able to compete effectively, and our business may be adversely affected.

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

In addition to our U.S. operations, we are commercializing TEGSEDI in Europe and Canada, we plan to commercialize WAYLIVRA in the E.U. and, following approval, plan to establish operations to commercialize our products in other countries globally. We face risks associated with our current and planned international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. Because we have international operations we are subject to numerous risks associated with international business activities, including:

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

Prior to the completion of our IPO in July 2017, no public market for our common stock existed. An active public trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares. Additionally, as of August 1, 2019, Ionis owned approximately 76 percent of our outstanding common stock. Ionis intends to hold its shares of our common stock for the foreseeable future, which could reduce the public market for our stock.

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
•

adverse regulatory decisions, including failure to receive additional regulatory approvals for TEGSEDI or WAYLIVRA, or regulatory approval for AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development;

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market may cause our stock price to decline. *

Sales of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. Novartis, who owns 6,250,000 shares of common stock, has agreed that it will not sell any of its shares until the earlier of January 5, 2020 or six months after we stop developing a drug under our agreement with Novartis. Thereafter, Novartis may only sell a limited number of shares each day. In addition, as of August 1, 2019 Ionis owned 70,221,338 shares, or approximately 76 percent, of our common stock. While the shares of common stock held by Ionis are eligible for sale in the public market, any sales by Ionis will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, 18,500,000 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. To the extent the holders of these shares sell them into the market or our stockholders believe these sales might occur, the market price of our common stock could decline.

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

Not applicable.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchase of Equity Securities

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

101

The following financial statements from the Akcea Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of stockholders' equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

AKCEA THERAPEUTICS, INC.

Signatures	Title	Date

/s/ PAULA SOTEROPOULOS	Chief Executive Officer
Paula Soteropoulos	(on behalf of the Registrant and in her capacity as principal executive officer)	August 7, 2019

/s/ MICHAEL MACLEAN	Chief Financial Officer
Michael MacLean	(on behalf of the Registrant and in his capacity as principal financial and accounting officer)	August 7, 2019