Form 10-Q
period 2019-09-30
AKCEA THERAPEUTICS, INC.
filed 2019-11-06
CIK 1662524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

The number of shares of common stock outstanding as of October 31, 2019 was 93,901,338.

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

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$129,329	$86,454
Short-term investments	123,362	166,155
Accounts receivable	10,653	4,597
Receivable from Ionis Pharmaceuticals, Inc.	647	—
Inventories	8,641	85
Other current assets	5,809	9,944
Total current assets	278,441	267,235
Property, plant and equipment, net	5,277	5,696
Operating lease right-of-use assets	11,300	—
Intangible assets, net	84,529	88,914
Deposits and other assets	3,620	3,416
Total assets	$383,167	$365,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,711	$12,068
Payable to Ionis Pharmaceuticals, Inc.	—	18,901
Accrued compensation	9,382	8,583
Accrued liabilities	15,211	14,787
Current portion of deferred revenue	10,840	25,354
Other current liabilities	1,977	968
Total current liabilities	43,121	80,661
Long-term portion of lease liabilities	14,558	4,442
Long-term portion of deferred revenue	—	3,434
Total liabilities	57,679	88,537
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized at September 30, 2019 and December 31, 2018; 93,885,414 and 89,345,978 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	94	89
Additional paid-in capital	889,133	799,001
Accumulated other comprehensive loss	(63)	(324)
Accumulated deficit	(563,676)	(522,042)
Total stockholders’ equity	325,488	276,724
Total liabilities and stockholders’ equity	$383,167	$365,261

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Product revenue, net	$11,944	$—	$28,563	$—
Licensing revenue	136	12,000	6,172	12,000
Research and development and license revenue under collaborative agreement	8,544	7,241	176,329	42,670
Total revenue	20,624	19,241	211,064	54,670

Expenses:
Cost of sales - product	967	1,043	3,373	1,043
Cost of sales - intangible asset amortization	1,434	701	4,256	701
Cost of license	—	7,200	3,000	7,200
Research and development	24,797	29,381	144,687	96,808
Selling, general and administrative	34,905	45,924	130,247	107,676
Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.	(8,889)	—	(29,410)	—
Total expenses	53,214	84,249	256,153	213,428

Loss from operations	(32,590)	(65,008)	(45,089)	(158,758)

Other income (expense):
Investment income	1,487	1,675	4,282	4,089
Other (expense)	(136)	(25)	(276)	(148)

Loss before income tax expense	(31,239)	(63,358)	(41,083)	(154,817)

Income tax expense	(259)	(233)	(551)	(447)

Net loss	$(31,498)	$(63,591)	$(41,634)	$(155,264)

Net loss per share of common stock owned by Ionis, basic and diluted	$(0.34)	$(0.73)	$(0.40)	$(1.93)
Weighted-average shares of common stock outstanding owned by Ionis, basic and diluted	70,221,338	65,538,467	69,680,886	57,346,539
Net loss per share of common stock owned by others, basic and diluted	$(0.34)	$(0.73)	$(0.60)	$(2.07)
Weighted-average shares of common stock outstanding owned by others, basic and diluted	22,821,555	21,671,415	22,509,819	21,446,813

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(31,498)	$(63,591)	$(41,634)	$(155,264)
Unrealized gains on debt securities, net of tax	64	37	286	143
Currency translation adjustment	(17)	(29)	(25)	19
Comprehensive loss	$(31,451)	$(63,583)	$(41,373)	$(155,102)

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months Ended September 30, 2018 and 2019

(In thousands)

(Unaudited)

	For the Three Months Ended September 30, 2018
	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2018	85,681	$86	$678,509	$(297)	$(387,894)	$290,404
Net loss	—	—	—	—	(63,591)	(63,591)
Change in unrealized gains, net of tax	—	—	—	37	—	37
Currency translation adjustment		—	—	(29)	—	(29)
Exercise of common stock options	177	—	1,626	—	—	1,626
Issuance of common stock to Ionis in connection with TEGSEDI regulatory milestones	1,597	1	39,999	—	—	40,000
Issuance of common stock in connection with employee stock purchase plan	16	—	234	—	—	234
Stock-based compensation expense	—	—	12,730	—	—	12,730
Balance at September 30, 2018	87,471	$87	$733,098	$(289)	$(451,485)	$281,411

	For the Three Months Ended September 30, 2019
	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2019	92,921	$93	$900,837	$(110)	$(532,178)	$368,642
Net loss	—	—	—	—	(31,498)	(31,498)
Change in unrealized gains, net of tax	—	—	—	64	—	64
Currency translation adjustment	—	—	—	(17)	—	(17)
Exercise of common stock options	1,544	—	1,335	—	—	1,335
Issuance of common stock in connection with employee stock purchase plan	22	—	441	—	—	441
Stock-based compensation expense	—	—	(3,464)	—	—	(3,464)
Payments of tax withholdings related to exercise of employee stock awards	(602)	1	(10,016)	—	—	(10,015)
Balance at September 30, 2019	93,885	$94	$889,133	$(63)	$(563,676)	$325,488

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

Nine Months Ended September 30, 2018 and 2019

(Unaudited)

	For the Nine Months Ended September 30, 2018
	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	66,542	$67	$464,430	$(451)	$(296,221)	$167,825
Net loss	—	—	—	—	(155,264)	(155,264)
Change in unrealized gains, net of tax	—	—	—	143	—	143
Currency translation adjustment	—	—	—	19	—	19
Exercise of common stock options	633	—	4,800	—	—	4,800
Issuance of common stock to Ionis in connection with TTR License Agreement	18,667	19	200,081	—	—	200,100
Distribution to Ionis in connection with the TTR license transaction	—	—	(7,792)	—	—	(7,792)
Issuance of common stock to Ionis in connection with TEGSEDI regulatory milestones	1,597	1	39,999	—	—	40,000
Issuance of common stock in connection with employee stock purchase plan	32	—	341	—	—	341
Stock compensation expense	—	—	31,239	—	—	31,239
Balance at September 30, 2018	87,471	$87	$733,098	$(289)	$(451,485)	$281,411

	For the Nine Months Ended September 30, 2019
	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	89,346	$89	$799,001	$(324)	$(522,042)	$276,724
Net loss	—	—	—	—	(41,634)	(41,634)
Change in unrealized gains, net of tax	—	—	—	286	—	286
Currency translation adjustment	—	—	—	(25)	—	(25)
Exercise of common stock options	2,264	1	8,362	—	—	8,363
Issuance of common stock in connection with employee stock purchase plan	40	—	822	—	—	822
Issuance of common stock in connection with Ionis sublicense fee	2,837	3	74,997	—	—	75,000
Distribution to Ionis	—	—	(13,492)	—	—	(13,492)
Stock-based compensation expense	—	—	29,459	—	—	29,459
Payments of tax withholdings related to exercise of employee stock awards	(602)	1	(10,016)	—	—	(10,015)
Balance at September 30, 2019	93,885	$94	$889,133	$(63)	$(563,676)	$325,488

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(41,634)	$(155,264)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	594	109
Amortization of right-of-use operating lease assets	735	—
Amortization of intangibles	4,385	815
Amortization of discount/premium on investment securities, net	(470)	197
Non-cash sublicensing expense	75,000	—
Stock-based compensation expense	29,459	31,239
Changes in operating assets and liabilities:
Accounts receivable	(6,056)	4,777
Other current and long-term assets	(256)	(7,104)
Inventory	(4,369)	—
Accounts payable	(5,114)	300
Receivable/payable to Ionis Pharmaceuticals, Inc.	(19,548)	9,198
Accrued compensation	799	4,765
Accrued liabilities	(558)	13,237
Income taxes payable	72	(553)
Deferred revenue	(17,948)	(35,882)
Net cash provided by (used in) operating activities	15,091	(134,166)

Investing activities:
Purchases of short-term investments	(111,750)	(105,091)
Proceeds from maturity of short-term investments	155,299	138,580
Purchases of property, plant and equipment	(1,418)	(116)
Net cash provided by investing activities	42,131	33,373

Financing activities:
Proceeds from exercise of common stock options and employee stock purchase plan issuances	9,185	5,141
Distribution to Ionis	(13,492)	(7,792)
Proceeds from issuance of common stock to Ionis in TTR transaction	—	163,648
Payments of tax withholdings related to exercise of employee stock awards	(10,015)	—
Net cash (used in) provided by financing activities	(14,322)	160,997
Effect of exchange rates on cash	(25)	19

Net increase in cash and cash equivalents	42,875	60,223
Cash, cash equivalents and restricted cash at beginning of period	88,838	58,367
Cash, cash equivalents and restricted cash at end of period	$131,713	$118,590

Supplemental disclosures of non-cash operating and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$363	$—
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$—	$1,752
Purchases of property, plant and equipment included in long-term portion of deferred rent liability	$—	$3,596
Purchase of property, plant and equipment included in payable to Ionis Pharmaceuticals	$—	$325
Acquisition of research and development licenses and milestone payments	$—	$40,563

See accompanying notes.

The following table presents the line items and amounts of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	September 30,	September 30,
	2019	2018
Cash and cash equivalents	$129,329	$116,206
Restricted cash included in deposits and other assets	2,384	2,384
Total cash, cash equivalents and restricted cash	$131,713	$118,590

See accompanying notes.

AKCEA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

1.	Organization and Basis of Presentation

We were incorporated in Delaware in December 2014. We were organized by Ionis Pharmaceuticals, Inc., or Ionis, to focus on developing and commercializing drugs to treat patients with rare and serious diseases. On July 19, 2017, we completed our initial public offering, or IPO. As of September 30, 2019, Ionis owned approximately 75% of our common stock and is our majority shareholder. Prior to our IPO, we were wholly owned by Ionis.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The condensed consolidated financial statements include the accounts of Akcea Therapeutics, Inc. and our wholly owned subsidiaries ("we," "our," and "us"). All intercompany transactions and balances were eliminated in consolidation. We included all normal recurring adjustments in the financial statements that we considered necessary for a fair presentation of our financial position and our operating results and cash flows for the interim periods ended September 30, 2019 and 2018. Certain amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. We have incurred losses since our inception and have funded our cash flow deficits primarily through the issuance of capital stock and the proceeds from licensing and collaboration agreements. As of September 30, 2019, we had an accumulated deficit of $563.7 million. During the three and nine months ended September 30, 2019, we generated losses of $31.5 and $41.6 million, respectively, and during the nine months ended September 30, 2019, we provided $15.1 million in cash from operations. We expect to generate operating losses and negative operating cash flows for the foreseeable future; however, we may generate positive cash flows from out-licensing transactions such as the Pfizer transaction that is currently subject to regulatory approval and would result in significant upfront cash flows during the fourth quarter of 2019 if approved. The transition to sustained profitability is dependent upon the successful development, approval, and commercialization of our products and product candidates and the achievement of a level of revenue adequate to support our cost structure. We believe that our currently available funds of $252.7 million as of September 30, 2019, cash expected to be generated from sales of TEGSEDI, which has been approved in the U.S., the European Union, or E.U., and Canada, and cash expected to be generated from sales of WAYLIVRA, which has been approved in the E.U., will be sufficient to fund our operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our drugs even if we would otherwise prefer to develop and commercialize the drugs ourselves. For additional detail regarding our license agreement with Pfizer, see Note 13, Subsequent Events.

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

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, then assess whether each promised good or service is distinct. When we offer options for additional goods or services, such as an option to license a drug in the future or for additional goods or services to be provided in the future, we evaluate whether such options are material rights that should be treated as additional performance obligations. We typically have concluded that the option to license a drug or the options for additional goods or services that may be requested in the future under our collaboration agreements are not material rights as the amounts attributable to such options represent standalone selling price, and therefore no consideration is allocated to these items at the inception of an agreement. When a partner exercises its option to license a drug or requests the additional goods or services, a new performance obligation is created for that item. Once performance obligations are identified, we then recognize as revenue the amount of the transaction price that we allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of an output or input method. As of September 30, 2019, we had three collaborative and license revenue agreements: our strategic collaboration, option and license agreement with Novartis Pharma AG, or Novartis, which we entered into in January 2017, our collaboration and license agreement with PTC Therapeutics International Limited, or PTC Therapeutics, which we entered into in August 2018, and our TTR development, commercialization, collaboration and license agreement with Ionis, under which we are recognizing commercial product revenue related to TEGSEDI sales subsequent to product launch in the fourth quarter of 2018. For a complete discussion of the accounting related to our collaborative agreements, see Note 7, Strategic Collaboration with Novartis, Note 8, License Agreements and Services Agreement with Ionis, Note 9, Collaboration and License Agreement with PTC Therapeutics, and the section below entitled Product Revenue, Net.

Product Revenue, Net

Subsequent to obtaining regulatory approval from the United States Food and Drug Administration, or FDA, on October 5, 2018, we began to sell TEGSEDI in the U.S. in the fourth quarter of 2018. The product is distributed through an exclusive distribution agreement with a third-party logistics company, or 3PL, that takes title to the product and represents our sole customer in the U.S. Our U.S. customer distributes TEGSEDI to a specialty pharmacy and a specialty distributor (collectively referred to as “wholesalers”), who then distribute the product to health care providers and patients. On July 11, 2018, we obtained regulatory approval of TEGSEDI in Europe, following which we began to sell TEGSEDI in Europe in the fourth quarter of 2018.  On May 7, 2019, we obtained regulatory approval of WAYLIVRA in Europe, following which we began to sell WAYLIVRA in Europe in the third quarter of 2019. TEGSEDI and WAYLIVRA are distributed through 3PLs that distribute the product to hospitals and pharmacies in Europe.

Revenue from product sales is recognized when the customer obtains control of our product, which occurs upon transfer of title to the customer. Revenue is recognized at the amount that we expect to be entitled to in exchange for the sale of our product.  This amount includes both fixed and variable consideration and excludes amounts that are collected from customers and remitted to governmental authorities. We record shipping and handling costs within cost of goods sold on our condensed consolidated statement of operations. We classify payments to customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses on our condensed consolidated statements of operations. Payments to customers or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below. We have elected not to adjust consideration for the effects of a significant financing component when the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less. Our payment terms are generally between thirty to ninety days.

Reserves for Variable Consideration

Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between us and our customers, wholesalers, health care providers and other indirect customers relating to the sale of TEGSEDI and WAYLIVRA. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as a reduction of accounts receivable or a current liability. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, product revenue net of these reserves reflects our best estimate of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following are the components of variable consideration related to product revenue:

Chargebacks:  In the U.S., we estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to our U.S. customer. Our U.S. customer charges us for the difference between what they pay for the product and the selling price to the qualified healthcare providers. We record reserves for these chargebacks related to product sold to our U.S. customer during the reporting period as well as our estimate of product that remains in the distribution channel at the end of the reporting period that we expect will be sold to qualified healthcare providers in future periods.

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

Trade discounts and allowances: We provide customary invoice discounts on sales to our U.S. customer for prompt payment that are recorded as a reduction of revenue in the period the related product revenue is recognized.

Distribution fees: We receive and pay for various distribution services provided by our U.S. and E.U. customers and wholesalers in the U.S. and these fees are generally accounted for as a reduction of revenue. To the extent that the services received are distinct from the sale of products to our customers, we classify these payments as selling, general and administrative expenses.

Product Returns: Our U.S. customer has return rights and the wholesalers in the U.S. have limited return rights primarily related to the product’s expiration date. We estimate the amount of product sales that may be returned and record the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized. Based on our distribution model, contractual inventory limits with our U.S. customer and wholesalers and the price of TEGSEDI, we believe there will be minimal returns in the U.S. Our E.U. customers only take title to TEGSEDI and WAYLIVRA when an order is received and therefore do not maintain excess inventory levels of our products. Accordingly, there is limited return risk in the E.U. and we have not recorded any return estimate in the transaction price for products sold in Europe.

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

During the three and nine months ended September 30, 2019, we recorded product revenue, net, of $11.9 million and $28.6 million, respectively. Given that we began to sell WAYLIVRA in September 2019, a majority of the product revenue during the three and nine months ended September 30, 2019 relates to TEGSEDI. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2019 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2018	$50	$293	$5	$348
Provision related to current period sales	824	1,648	254	2,726
Adjustment related to prior period sales	(4)	(28)	—	(32)
Credits or payments made during the period	(601)	(954)	—	(1,555)
Balance at September 30, 2019	$269	$959	$259	$1,487

Leases

Topic 842 Adoption

In February 2016, the FASB issued amended accounting guidance related to lease accounting. This guidance superseded the lease requirements we previously followed in ASC Topic 840, Leases, or Topic 840, and created a new lease accounting standard, ASC Topic 842, Leases, or Topic 842. Under Topic 842, an entity will record all leases with a term longer than one year on its balance sheet. Further, an entity will record a liability with a value equal to the present value of payments it will make over the life of the lease (lease liability) and an asset representing the underlying leased asset (right-of-use asset). The new accounting guidance requires entities to determine if its leases are operating or financing leases. Entities will recognize expense for operating leases on a straight-line basis as an operating expense. If an entity determines a lease is a financing lease, it will record both interest and amortization expense and generally the expense will be higher in the earlier periods of the lease.

We adopted Topic 842 on January 1, 2019 and adjusted our opening condensed consolidated balance sheet on that date to record our operating lease right-of-use assets and lease liabilities. We adopted Topic 842 using the available practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward historical lease classification of those leases we had in place as of January 1, 2019. Results for the nine months ended September 30, 2019 are presented under Topic 842. Results for the nine months ended September 30, 2018 are presented in accordance with our historic accounting under Topic 840.

The impact of the adoption of Topic 842 on the accompanying condensed consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustment due to adoption of Topic 842	January 1, 2019
Operating lease right-of-use assets	—	11,932	11,932
Other current liabilities	968	1,029	1,997
Long-term portion of lease liabilities	4,442	10,915	15,357

Leases

We determine if an arrangement contains a lease at inception. We currently only have operating leases. We recognize an operating lease right-of-use asset and associated short and long-term lease liability for operating leases greater than one year on our condensed consolidated balance sheet. We calculate our operating lease right-of-use asset and lease liability based on the present value of the future minimum lease payments we will pay over the lease term. We determine the lease term at the commencement date of the lease and we include renewal options in the lease term if we are reasonably certain that we will exercise the option. As our current leases do not provide an implicit interest rate, we used our incremental borrowing rate in determining the present value of future payments. We estimated the incremental borrowing rate based on the observed interest rates for secured debt issued by companies with similar credit ratings and with similar terms. Our operating lease right-of-use asset also includes any lease payments we made and excludes any tenant improvement allowances we received.

We recognize rent expense for the lease components of our operating leases on a straight-line basis over the term of our lease. We recognize non-lease components, such as common area maintenance expenses, in the period we incur the expense.

New Accounting Pronouncements – Recently Issued

In June 2016, the FASB issued guidance that changes the measurement of credit losses for most financial assets and certain other instruments. If we have credit losses, this updated guidance requires us to record allowances for these instruments under a new expected credit loss model. This model requires us to estimate the expected credit loss of an instrument over its lifetime, which represents the portion of the amortized cost basis we do not expect to collect. The new guidance requires us to remeasure our allowance in each reporting period we have credit losses. The new standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. When we adopt the new standard, we will make any adjustments to beginning balances through a cumulative-effect adjustment to accumulated deficit on that date. We plan to adopt this guidance on January 1, 2020. We do not anticipate this guidance having a significant impact on our condensed consolidated financial statements and disclosures.

In August 2018, the FASB issued clarifying guidance on how to account for implementation costs related to cloud-servicing arrangements. The guidance states that if these fees qualify to be capitalized and amortized over the service period, they need to be expensed in the same line item as the service expense and recognized in the same balance sheet category. The update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The updated guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We plan to adopt this guidance on January 1, 2020 on a prospective basis. We do not anticipate this guidance having a significant impact on our condensed consolidated financial statements and disclosures.

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

Investments

As of September 30, 2019 and December 31, 2018, we primarily invested our excess cash in money market funds and debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, S&P or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following is a summary of our investments at September 30, 2019 and December 31, 2018 (in thousands):

		Gross Unrealized		Estimated
September 30, 2019	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$67,249	$31	$(2)	$67,278
Debt securities issued by U.S. government agencies	49,466	56	(3)	49,519
Total securities with a maturity of one year or less	$116,715	$87	$(5)	$116,797

Corporate debt securities	6,555	10	—	6,565
Total securities with a maturity of one to two years	6,555	10	—	6,565
Total available-for-sale securities	$123,270	$97	$(5)	$123,362

		Gross Unrealized		Estimated
December 31, 2018	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$81,770	$—	$(151)	$81,619
Debt securities issued by U.S. government agencies	85,578	—	(42)	85,536
Total securities with a maturity of one year or less	$167,348	$—	$(193)	$167,155

We recorded unrealized gains (losses) related to the securities listed above as of September 30, 2019 and December 31, 2018. We believe that the decline in value of certain of these securities is temporary and primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold these securities to maturity. Therefore, we anticipate a full recovery of the amortized cost basis of these securities at maturity.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorized all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

Fair Value Measurements

The following tables present the investments we held at September 30, 2019 and December 31, 2018 that are regularly measured and carried at fair value. The table segregates each security by the level within the fair value hierarchy of valuation techniques we utilized to determine the respective security’s fair value (in thousands):

	At September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$124,972	$124,972	$—
Corporate debt securities (3)	73,843	—	73,843
Debt securities issued by U.S. government agencies (3)	49,519	—	49,519
Total	$248,334	$124,972	$123,362

	At December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$82,343	$82,343	$—
Corporate debt securities (2)	81,619	—	81,619
Debt securities issued by U.S. government agencies (3)	85,536	—	85,536
Total	$249,498	$82,343	$167,155

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.
(2)

At December 31, 2018, $1.0 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(3)	Included in short-term investments on our condensed consolidated balance sheets.

4.	Property, Plant and Equipment

The following table presents property and equipment, at cost, and related accumulated depreciation (in thousands):

	September 30,	December 31,
	2019	2018
Furniture and fixtures	$1,611	$1,611
Computer equipment and software	140	102
Manufacturing equipment	386	—
Leasehold improvements	3,955	4,213
Total property and equipment, at cost	6,092	5,926
Less accumulated depreciation and amortization	(815)	(230)
Total property and equipment, net	$5,277	$5,696

Total depreciation expense amounted to $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively. Total depreciation expense was nominal for each of the three and nine months ended September 30, 2018. As part of the operating lease for our corporate headquarters, the landlord provided a tenant improvement allowance of $3.6 million, which we utilized to construct leasehold improvements.

5.	Inventory

Prior to the regulatory approval of our product candidates, we incur expenses for the manufacturing of drug product that could potentially be available to support the commercial launch of our products. Until the first reporting period when regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expense.

TEGSEDI inventory related costs incurred subsequent to July 1, 2018 are reflected as inventory on our condensed consolidated balance sheet at the lower of cost or net realizable value under the first-in, first-out, or FIFO, basis. We did not have capitalized costs related to WAYLIVRA on our condensed consolidated balance sheet as of September 30, 2019. We periodically analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by our management and if actual market conditions are less favorable than projected by our management, additional write-downs of inventory may be required which would be recorded as a cost of product sales in the condensed consolidated statements of operations. We did not record any material inventory write-offs for the nine months ended September 30, 2019 or 2018.

The following table presents inventory (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$6,520	$—
Work in process	1,802	—
Finished goods	319	85
Total inventories	$8,641	$85

6.	Intangible Assets, net

The following table presents intangible assets (in thousands):

	September 30,	December 31,	Estimated
	2019	2018	useful life
Acquired and in-licensed rights	$2,262	$2,262	7 - 21 Years
Capitalized regulatory approval milestones	90,000	90,000	16 Years
Less accumulated amortization	(7,733)	(3,348)
Total intangible assets, net	$84,529	$88,914

We recorded $1.5 million and $4.4 million, respectively, in amortization expense related to intangible assets during the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, we recorded $0.7 million and $0.8 million, respectively. Estimated future amortization expense for intangible assets as of September 30, 2019 is as follows (in thousands):

Total
2019	$1,478
2020	5,879
2021	5,861
2022	5,856
2023	5,843
Thereafter	59,612
$84,529

The weighted average remaining amortizable life of our patents was 11.05 years at September 30, 2019.

For additional detail of Akcea's license agreements with Ionis see Note 8, License Agreements and Services Agreement with Ionis.

7.	Strategic Collaboration with Novartis

Background

In January 2017, we initiated a strategic collaboration with Novartis for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the terms of the Novartis collaboration, we agreed to complete a Phase 2 program, conduct an end-of-Phase 2 meeting with the FDA, and provide initial quantities of the active pharmaceutical ingredient, or API, for each drug. Novartis was granted the exclusive option to further develop and commercialize each drug and would be responsible for all further global development, regulatory and commercialization activities and costs for each such drug.

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

We are recognizing revenue on the $75.0 million upfront payment plus the premium paid by Novartis from its purchase of Ionis’ stock and the premium associated with Novartis’ obligation to purchase Ionis’ stock if we did not complete our IPO because we are the party providing the services and API under the collaboration agreement with Novartis.

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

We are recognizing revenue related to each of our performance obligations as follows:

•

We completed the development services performance obligation for AKCEA-APO(a)-LRx as of June 30, 2019. As such, all revenue allocated to the AKCEA-APO(a)-LRx development services revenue stream was fully recognized as of the end of the second quarter of 2019;

•

We are satisfying the development services performance obligation for AKCEA-APOCIII-LRx as the research and development services are performed. We expect research and development services to be completed by mid-2020. We recognize revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred;

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

In the third quarter of 2019, we delivered additional AKCEA-APO(a)-LRx API to Novartis. We identified a separate performance obligation upon the delivery of the API because the delivery is distinct from other performance obligations. Accordingly, we recognized $5.5 million of research and development revenue in the third quarter of 2019 upon receipt of the API supply by Novartis. Novartis has the option to purchase additional API of AKCEA-APO(a)-LRx in the future at agreed upon terms and conditions pursuant to the strategic collaboration agreement.

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

During the three and nine months ended September 30, 2019, we earned revenue of $8.5 million and $176.3 million, respectively, from our strategic collaboration with Novartis, representing 100% of our research and development and license revenue. In comparison, we earned revenue of $7.2 million and $42.7 million for the same periods in 2018. During the three and nine months ended September 30, 2019, we recognized $2.3 million and $18.0 million of revenue, respectively, from amounts that were in our beginning deferred revenue balance. In comparison, we recognized $6.8 million and $36.5 million for the same periods in 2018, respectively. Our condensed consolidated balance sheet at September 30, 2019 and December 31, 2018 includes deferred revenue of $10.8 million and $28.8 million, respectively, related to our strategic collaboration with Novartis.

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

Cardiometabolic Development, Commercialization and License Agreement

Our development, commercialization and license agreement, or Cardiometabolic License Agreement, with Ionis granted exclusive rights to us to develop and commercialize WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-APOCIII-LRx, and AKCEA-ANGPTL3-LRx, which are collectively referred to as the Lipid Drugs. Ionis has granted us an exclusive license to certain patents to develop and commercialize products containing the Lipid Drugs. Ionis also granted us a non-exclusive license to the Ionis antisense platform technology for us to develop and commercialize products containing the Lipid Drugs. Ionis also granted us non-exclusive rights under its manufacturing technology to manufacture the Lipid Drugs in our own facility or at a contract manufacturer. As a part of this agreement, we and Ionis agreed not to work with any other parties to develop or commercialize other RNA-targeting drugs that are designed to inhibit any of the Lipid Drug targets so long as we are developing or commercializing the Lipid Drugs.

We and Ionis share development responsibilities for the Lipid Drugs, other than drugs licensed to Novartis and to Pfizer Inc., or Pfizer. We pay Ionis for the research and development expenses it incurs on our behalf, which include both external and internal expenses. External research and development expenses include costs for contract research organizations, or CROs, costs to conduct nonclinical and clinical studies on our drugs, costs to acquire and evaluate clinical study data, such as investigator grants, patient screening fees and laboratory work, and fees paid to consultants. Internal research and development expenses include costs for the work that Ionis' research and development employees perform for us. Ionis charges us a full-time equivalent rate that covers personnel-related expenses, including salaries and benefits, plus an allocation of facility-related expenses, including rent, utilities, insurance and property taxes, for those development employees who work either directly or indirectly on the development of our drugs. We also pay Ionis for the API and drug product we use in our nonclinical and clinical studies for all of our drugs. Ionis manufactures the API for us and charges us a price per gram consistent with the price Ionis charges its pharmaceutical partners, which includes the cost for direct materials, direct labor and overhead required to manufacture the API. If we need the API filled in vials or prefilled syringes for our clinical studies and Ionis contracts with a third party to perform this work, Ionis will charge us for the resulting cost.

As we commercialize each of the Lipid Drugs, other than drugs licensed to Novartis and to Pfizer, we will pay Ionis royalties from the mid-teens to the mid-twenty percent range on sales related to the Lipid Drugs that we sell. If we sell a Lipid Drug for a Rare Disease Indication (defined in the agreement as less than 500,000 patients worldwide or an indication that required a Phase 3 program of less than 1,000 patients and less than two years of treatment), we will pay a higher royalty rate to Ionis than if we sell a Lipid Drug for a Broad Disease Patient Population (defined in the agreement as more than 500,000 patients worldwide or an indication that required a Phase 3 program of 1,000 or more patients and two or more years of treatment). Other than with respect to the drugs licensed to Novartis under the collaboration agreement with Novartis and AKCEA-ANGPTL3-LRx which is licensed to Pfizer under the license agreement with Pfizer, if our annual sales reach $500.0 million, $1.0 billion and $2.0 billion, we will be obligated to pay Ionis sales milestones in the amount of $50.0 million for each sales milestone reached by each Lipid Drug. If and when triggered, we will pay Ionis each of these sales milestones over the subsequent 12 quarters in equal payments. We share 50% of payments we receive from Novartis and Pfizer with Ionis.

We may terminate this agreement if Ionis is in material breach of the agreement. Ionis may terminate this agreement if we are in material breach of the agreement. In each circumstance the party that is in breach will have an opportunity to cure the breach prior to the other party terminating this agreement.

In the first quarter of 2017, we entered into letter agreements with Ionis to reflect the agreed upon payment terms with respect to the upfront option payment that we received from Novartis and to allocate the premium that Novartis paid for Ionis' common stock in connection with our strategic collaboration with Novartis. In the fourth quarter of 2019, we entered into a letter agreement with Ionis to reflect the agreed upon payment terms with respect to the upfront license fee we will receive from Pfizer in connection with our license agreement with Pfizer. For additional detail regarding our strategic collaboration with Novartis, see Note 7, Strategic Collaboration with Novartis. For additional detail regarding our license agreement with Pfizer, see Note 13, Subsequent Events.

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

In connection with the TTR licensing transaction, we amended our Certificate of Incorporation to increase our authorized shares of common stock from 100,000,000 shares to 125,000,000 shares.

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

In connection with the transaction, we also purchased $4.7 million of commercial TEGSEDI inventory held by Ionis. In addition, in the first quarter of 2019 we purchased $13.5 million of clinical TEGSEDI material held by Ionis. Prospectively we are responsible for the procurement of all additional inventory. The inventory and clinical material did not have a carrying value on the books of Ionis at the time of purchase. As such, in accordance with the accounting guidance for common control transactions above, we recorded the purchase of this inventory and clinical material as a reduction of additional paid in capital. This amount represented a cash distribution to Ionis; therefore, we have included this distribution as a distribution to Ionis for purposes of loss per share and we have applied the two–class method as discussed in Note 11, Basic and Diluted Net Loss Per Share.

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

On July 11, 2018, we received marketing authorization, or MA, approval for TEGSEDI from the European Commission, or EC, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis, in the E.U. As a result of the MA approval in the E.U., on August 3, 2018 we issued 1,597,571 shares of our common stock to Ionis as payment of the $40.0 million regulatory approval milestone for TEGSEDI. We capitalized this regulatory approval milestone payment as a licensed intangible asset on our condensed consolidated balance sheet as the amount is expected to be recoverable through future cash flows.

On October 5, 2018, we received regulatory approval for TEGSEDI from the FDA for the treatment of polyneuropathy of hereditary transthyretin-mediated amyloidosis in adults in the U.S. As a result of the regulatory approval in the U.S., on October 17, 2018 we issued 1,671,849 shares of our common stock to Ionis as payment of the $50.0 million regulatory approval milestone for TEGSEDI. We capitalized this regulatory approval milestone payment as a licensed intangible asset on our condensed consolidated balance sheet as the amount is expected to be recoverable through future cash flows.

Both milestone payments are being amortized to cost of sales on a straight-line basis over the licensed assets’ expected useful life of approximately 16 years from the date of the initial regulatory approval milestone achievement. Amortization expense for the TTR milestone payments was $1.4 million and $4.3 million, respectively, for the three and nine months ended September 30, 2019.  In comparison, we recognized $0.7 million for each of the same periods in 2018.

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

A summary of the loss share related to the commercial activities under the TTR Agreement is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Net losses incurred by the collaboration related to the commercial activities under the TTR Agreement	$(14,814)	$(49,021)
Ionis' share of commercial losses under the TTR Agreement reflected in our condensed consolidated statements of operations	(8,889)	(29,410)
Akcea's share of commercial losses under the TTR Agreement reflected in our condensed consolidated statements of operations	(5,925)	(19,611)

A summary of the development expenses related to the TTR Agreement is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Total development expense incurred by the collaboration related to development activities under the TTR Agreement	$(17,243)	$(43,655)
Akcea's share of TTR development expense reflected in research and development expense in our condensed consolidated statements of operations	$(7,525)	$(18,923)

We did not record any commercial or research and development expense related to the profit/(loss) share under the TTR License Agreement during the three and nine months ended September 30, 2018.

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

Pursuant to our various agreements with Ionis, as of September 30, 2019, Ionis owed us $0.6 million. As of December 31, 2018, we owed Ionis $18.9 million.

The following table summarizes the amounts recorded related to transactions with Ionis including amounts related to the TTR licensing transaction for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Services performed by Ionis	$1,075	$3,192	$3,225	$11,182
Active pharmaceutical ingredient manufactured by Ionis	5,515	—	5,515	5,229
Pre-commercial inventory manufactured by Ionis	—	—	—	5,996
Sublicensing expenses	—	7,200	78,000	7,200
Out-of-pocket expenses paid by Ionis	954	15,850	3,800	31,074
Less: commercial share of loss in connection with the TTR license transaction	(8,889)	—	(29,410)	—
Less: R&D share of loss in connection with the TTR license transaction	700	—	1,108	—
Total operating expenses generated by transactions with Ionis	(645)	26,242	62,238	60,681
Plus: distribution to Ionis	—	—	13,492	7,792
Total charges generated by transactions with Ionis	(645)	26,242	75,730	68,473
(Receivable) payable balance (from) to Ionis at the beginning of the period	(7,911)	27,137	18,901	14,365
Less: total amounts received from (paid to) Ionis during the period	7,909	(29,491)	(20,278)	(58,017)
Less: receivable from Ionis	—	—	—	(933)
Less: non-cash sublicensing expenses	—	—	(75,000)	—
Total amount (receivable) payable (from) to Ionis at period end	$(647)	$23,888	$(647)	$23,888

9.	Collaboration and License Agreement with PTC Therapeutics

In August 2018, we entered into a collaboration and license agreement with PTC Therapeutics, or the PTC License Agreement, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries, or the PTC Territory.

We received a $12.0 million upfront payment from PTC Therapeutics related to TEGSEDI in the third quarter of 2018 upon execution of the PTC License Agreement, of which we paid Ionis $7.2 million as a sublicense fee related to the TTR License Agreement. We received a $6.0 million payment from PTC Therapeutics in the second quarter of 2019 as a result of WAYLIVRA approval by the EC, of which we paid Ionis $3.0 million as a sublicense fee related to the Cardiometabolic License Agreement and was recorded as cost of license in the condensed consolidated statement of operations. In addition, we are eligible to receive up to $8.0 million for the achievement of regulatory milestones and royalties in the mid-twenty percent range on net sales of TEGSEDI and WAYLIVRA in the PTC Territory. PTC Therapeutics’ obligation to pay royalties to us begins on the earlier of 12 months after the first commercial sale of a product in Brazil or the date that PTC Therapeutics recognized revenue of at least $10.0 million in the PTC Territory. PTC Therapeutics will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the market share of the product in the PTC Territory. Milestone payments and royalties that we are eligible to receive from PTC Therapeutics for TEGSEDI will be split 60% to Ionis and 40% to Akcea. All WAYLIVRA milestone payments and royalties that we are eligible to receive from PTC will be split 50/50 with Ionis. PTC Therapeutics is solely responsible for the commercialization of the products in the PTC Territory at its sole cost and expense, including the pursuit and maintenance of applicable regulatory approvals. Unless earlier terminated, the PTC License Agreement will continue in effect until the date on which the royalty term and all payment obligations with respect to all products in all countries in the PTC Territory have expired.

At the commencement of the PTC License Agreement, we identified two performance obligations, consisting of the transfer of (1) the license to TEGSEDI and related know-how and (2) the license to WAYLIVRA and related know-how, both of which were satisfied during the third quarter of 2018. In addition, we identified a customer option related to PTC Therapeutics’ option to purchase supply of product from us for its development and commercial needs. We considered the manufacturing capabilities of PTC Therapeutics and the fact that manufacturing services are not proprietary and can be provided by other vendors to conclude that the licenses have stand-alone functionality and are distinct. Further, the customer options for manufacturing of product is priced similar to other manufacturing options with similar customers and is therefore not considered a material right. We determined the transaction price for the PTC License

Agreement to be $12.0 million comprised of the upfront payment we received. None of the regulatory milestones were included in the transaction price determined in August 2018, as all payments were fully constrained. As there were no remaining unsatisfied performance obligations as of September 30, 2018, the $12.0 million upfront payment was recognized as licensing revenue upon contract execution in the third quarter of 2018. The option to purchase supply from us is subject to the terms of a supply agreement we entered into with PTC Therapeutics in April 2019. In May 2019, we received $6.0 million of consideration from PTC Therapeutics as a result of WAYLIVRA approval by the EC and we paid $3.0 million to Ionis as a sublicense fee. Since the constraint on the regulatory approval was resolved, we updated the transaction price to include this consideration, and accordingly, we recognized the $6.0 million as licensing revenue during the second quarter of 2019. As part of our evaluation of the constraint as of September 30, 2019, we considered numerous factors, including that regulatory approvals are not within our control and accordingly the remaining milestones are fully constrained and excluded from the arrangement consideration until such regulatory approvals are received. We will continue to re-evaluate the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. Any consideration related to sales-based royalties will be recognized when the related sales occur.

10.	Stock-Based Compensation

Stock Plans

2015 Equity Incentive Plan

As of September 30, 2019, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2015 Equity Incentive Plan, or 2015 Plan, was 18,500,000 shares. The 2015 Plan also provides for the grant of nonstatutory stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, restricted stock awards and restricted stock unit awards. At September 30, 2019, a total of 10,135,657 options were outstanding, of which 3,335,196 were exercisable, 616,643 restricted stock unit awards were outstanding, and 3,596,826 shares were available for future grant under the 2015 Plan.

2017 Employee Stock Purchase Plan

On January 1, 2019, 500,000 shares of common stock were added to the 2017 Employee Stock Purchase Plan, or 2017 ESPP. In accordance with the provisions of our 2017 ESPP, the number of shares of our common stock reserved for issuance under the 2017 ESPP automatically increases on January 1st of each calendar year. Under the ESPP, participating employees can elect to have a portion of their base pay withheld during a consecutive payment period for the purchase of shares of our common stock. At the conclusion of each offering period, participating employees can purchase shares of our common stock at 85% of the lesser of the closing price at the beginning or at the end of the period. As of September 30, 2019, the aggregate number of shares of common stock reserved under the 2017 ESPP was 1,500,000 and we had 1,428,725 shares available for future issuance under the 2017 ESPP. During the three and nine months ended September 30, 2019, 21,984 shares and 39,724 shares, respectively, were issued under our 2017 ESPP. At September 30, 2019, accrued liabilities included $0.2 million of 2017 ESPP contributions for which the related shares we anticipate issuing in the first quarter of 2020.

Stock-based Compensation Expense

We measure stock-based compensation expense for equity-classified awards, principally related to stock options, restricted stock units, or RSUs, and stock purchase rights under our 2017 ESPP, based on the estimated fair value of the award on the date of grant. We recognize the value of the portion of the award that we ultimately expect to vest as stock-based compensation expense over the requisite service period in our condensed consolidated statements of operations. We reduce stock-based compensation expense for estimated forfeitures at the time of grant and revise in subsequent periods if actual forfeitures differ from those estimates.

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our 2017 ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. As we do not have sufficient historical information, we use the simplified method for estimating the expected term. Under the simplified method we calculate the expected term as the average time-to-vesting and the contractual life of the options. As we gain additional historical information, we will transition to calculating our expected term based on our exercise patterns. For the nine months ended September 30, 2019 and 2018, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.3%	2.7%
Dividend yield	0.0%	0.0%
Volatility	75.6%	77.1%
Expected life	6.1 years	6.1 years

Board of Directors Stock Options:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	1.8%	2.9%
Dividend yield	0.0%	0.0%
Volatility	73.8%	78.2%
Expected life	6.3 years	6.4 years

2017 ESPP:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.4%	1.9%
Dividend yield	0.0%	0.0%
Volatility	60.0%	64.2%
Expected life	6 months	6 months

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales - product	$127	$—	$382	$—
Research and development expenses	2,814	2,313	9,298	6,868
Selling, general and administrative expenses	(6,405)	10,417	19,779	24,371
Total	$(3,464)	$12,730	$29,459	$31,239

As of September 30, 2019, total unrecognized, estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $72.8 million and $14.8 million, respectively. We will adjust total unrecognized compensation cost for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.4 years and 2.5 years, respectively.

On September 18, 2019, Paula Soteropoulos, former Chief Executive Officer, Sarah Boyce, former President, and Jeffrey M. Goldberg, former Chief Operating Officer entered into Separation Agreements that terminated their employment with us and, with respect to Ms. Soteropoulos and Ms. Boyce, their positions on our board of directors, effective September 18, 2019. The unvested equity awards for Ms. Boyce were terminated on the separation date. In addition, on September 18, 2019, we entered into a Consulting Agreement with Ms. Soteropoulos, which was amended on October 30, 2019, and a Consulting Agreement with Mr. Goldberg, pursuant to which they agreed to provide consulting services to us through November 4, 2019 and October 31, 2019, respectively. Under the terms of the 2015 Plan, their equity awards continued to vest through the end of each such consulting periods. We have updated our estimates of forfeitures for equity awards for these departed officers to reflect only those awards expected to vest, resulting in a reversal in the quarter ended September 30, 2019 of $18.8 million of stock-based compensation expense previously recognized.

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

The following table summarizes the distributable losses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(31,498)	$(63,591)	$(41,634)	$(155,264)
Distributions to Ionis	—	—	(13,492)	(7,792)
Distributable losses	$(31,498)	$(63,591)	$(55,126)	$(163,056)

The following table summarizes the reconciliation of weighted-average shares outstanding used in the calculation of basic loss per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Determination of shares:
Weighted-average common shares outstanding owned by Ionis	70,221,338	65,538,467	69,680,886	57,346,539
Weighted-average common shares outstanding owned by others	22,821,555	21,671,415	22,509,819	21,446,813
Total weighted-average shares outstanding	93,042,893	87,209,882	92,190,705	78,793,352

The following table summarizes the calculation of basic loss per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Losses allocated to Ionis	$(23,772)	$(47,789)	$(41,666)	$(118,674)
Plus: Distribution to Ionis	—	—	13,492	7,792
Losses available to Ionis	$(23,772)	$(47,789)	$(28,174)	$(110,882)
Weighted-average common shares outstanding owned by Ionis	70,221,338	65,538,467	69,680,886	57,346,539
Basic loss per common share owned by Ionis	$(0.34)	$(0.73)	$(0.40)	$(1.93)

Losses allocated to common shares owned by others	$(7,726)	$(15,802)	$(13,460)	$(44,382)
Weighted-average common shares outstanding owned by others	22,821,555	21,671,415	22,509,819	21,446,813
Basic loss per common share owned by others	$(0.34)	$(0.73)	$(0.60)	$(2.07)

For the three and nine months ended September 30, 2019 and September 30, 2018, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

•	Options to purchase common stock;
•	Unvested restricted stock units; and
•	Employee Stock Purchase Plan.

12.	Contractual Obligations and Commitments

Operating Lease

Corporate Headquarters Lease

On April 5, 2018, we entered into an operating lease agreement for 30,175 square feet of office space located in Boston, Massachusetts for our corporate headquarters. The lease commencement date was August 15, 2018 and we took occupancy in September 2018. We are leasing this space under a non-cancelable operating lease with an initial term ending after 123 months and an option to extend the lease for an additional five-year term. We did not include the extension option in our right-of-use asset and lease liability calculation as we do not consider it reasonably certain that we would exercise the option. Under the lease agreement, we received a three-month free rent period, which commenced on August 15, 2018, and a tenant improvement allowance up to $3.8 million. We provided the lessor with a letter of credit to secure our obligations under the lease in the initial amount of $2.4 million, to be reduced to $1.8 million on the third anniversary of the rent commencement date and to $1.2 million on the fifth anniversary of the rent commencement date if we meet certain conditions set forth in the lease at each such time. The letter of credit amount is included in deposits and other assets on the accompanying condensed consolidated balance sheets.

Ionis Sublease

On November 12, 2018, we entered into an operating lease agreement with Ionis to sublease 4,723 square feet of office space located in Carlsbad, California. The lease commenced in March 2018 and the term of the lease is 64 months with a four-month free rent period. There is no extension option for this lease.

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

Other Operating Lease Information

Other information related to our operating leases is as follows (dollar amounts in thousands):

At September 30, 2019
Operating lease right-of-use assets	$11,300
Operating lease liabilities (1)	$15,850
Weighted average remaining lease term	9.0 years
Weighted average discount rate	8%

(1)

Current portion of $1.3 million included in other current liabilities and the difference of $14.6 million included in long-term portion of lease liabilities on our condensed consolidated balance sheet.

Annual maturities of our operating lease liabilities as of September 30, 2019 are as follows (in thousands):

Years ended December 31,	Operating Leases
Remainder of 2019	$621
2020	2,497
2021	2,502
2022	2,403
2023	2,400
Thereafter	11,961
Total minimum lease payments	$22,384
Less:
Imputed interest	(6,534)
Total operating lease liability	$15,850

Operating lease expense was $0.5 million and $1.6 million for the three and nine months ended September 30, 2019, respectively.  In comparison, operating lease expense was $0.8 million and $1.7 million for the same periods in 2018. Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2019 was $1.9 million and was included in net cash used in operating activities in our condensed consolidated statement of cash flows.

Purchase Commitments

Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Such obligations are related principally to inventory purchase orders based on our current manufacturing needs and require significant lead times to be fulfilled by our vendors. Purchase commitments exclude agreements that are cancelable without penalty. As of  September 30, 2019 our purchase commitments for the following 12 months were $7.1 million.

Director and Officer Agreements

In connection with the conclusion of their employment with the Company, Ms. Paula Soteropoulos, our former CEO, Mr. Jeffrey M. Goldberg, our former COO, and Ms. Sarah Boyce, our former President, have entered into Separation Agreements with the Company under which they are entitled to certain severance benefits. As of September 30, 2019, the aggregate severance obligation for these individuals for the following 12 months was $1.8 million and was included in accrued compensation in our condensed consolidated balance sheet. In connection with the conclusion of their employment, we have also entered into Consulting Agreements with Ms. Soteropoulos and Mr. Goldberg pursuant to which they will assist in the transition of their duties and responsibilities. Ms. Soteropoulos and Mr. Goldberg are entitled to receive cash compensation and the continued vesting of any equity awards outstanding as of their dates of separation in consideration for their consulting services.

On September 19, 2019, in connection with his appointment as our interim Chief Executive Officer, Damien McDevitt, Ph.D. entered into (i) a written offer letter with us pursuant to which Dr. McDevitt is entitled to receive certain equity and cash compensation, and (ii) a Severance Benefit Agreement with us pursuant to which Dr. McDevitt is entitled to receive certain severance benefits.

On October 15, 2019, in connection with his appointment as our Chief Commercial Officer, Kyle Jenne entered into a written offer letter with us pursuant to which Mr. Jenne is entitled to receive certain equity and cash compensation. Further, on October 21, 2019, the effective date of Mr. Jenne’s appointment, Mr. Jenne entered into a Severance Benefit Agreement with us pursuant to which he is entitled to receive certain severance benefits.

13.	Subsequent Events

On October 4, 2019, we entered into a license agreement, or the Pfizer License Agreement, with Pfizer Inc., or Pfizer, for the development and commercialization of AKCEA-ANGPTL3-LRx. In addition to customary closing conditions, consummation of the transaction contemplated by the Pfizer License Agreement is currently subject to obtaining clearance required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Under the terms of the Pfizer License Agreement, we granted Pfizer an exclusive license, with the right to grant certain sublicenses, to develop, manufacture, commercialize and otherwise exploit AKCEA-ANGPTL3-LRx worldwide. We have the right, at our option, to participate in commercialization activities with Pfizer in the U.S. and certain additional markets. At closing, as payment for the grant of rights to Pfizer under the Pfizer License Agreement, Pfizer will pay us a $250 million upfront license fee, which will be split equally with Ionis in accordance with the Cardiometabolic License Agreement with Ionis dated December 18, 2015. We will settle its $125 million obligation to Ionis through the issuance of shares of our common stock. In addition, we are eligible to receive up to $1.3 billion in milestone payments, including up to $205.0 million for the achievement of  development milestones, up to $250.0 million for the achievement of regulatory milestones and up to $850.0 million for the achievement of commercialization milestones. We are also eligible to receive tiered, double digit royalties in the mid-teens to low twenty percent range on net sales of AKCEA-ANGPTL3-LRx, and Pfizer will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. The royalty payments are subject to certain other reductions in certain circumstances as set forth in the Agreement. We will pay 50% of license fees, milestone payments and royalties under this agreement to Ionis as a sublicense fee.

The Pfizer License Agreement continues until the expiration of the last-to-expire royalty term with respect to all AKCEA-ANGPTL3-LRx products worldwide. Prior to the first commercial sale of AKCEA-ANGPTL3-LRx in the U.S., either party may terminate the Pfizer License Agreement on written notice to the other party if the other party is in material breach of its obligations thereunder and has not cured such breach within 30 days after notice in the case of a payment breach or 90 days after notice in the case of any other breach. In addition, at any time following payment by Pfizer of the upfront license fee, Pfizer may terminate the Pfizer License Agreement for convenience by providing 90 days written notice to us.

In October 2019, PTC Therapeutics received approval for TEGSEDI in Brazil. As a result of the approval, we will receive a $4.0 million payment from PTC Therapeutics, of which we will pay Ionis $2.4 million as a sublicense fee related to the Cardiometabolic License Agreement.

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

As a majority-owned affiliate of Ionis Pharmaceuticals, Inc., or Ionis, we have a robust portfolio of development-, registration- and commercial-stage drugs covering multiple targets and diseases using Ionis’ antisense technology. Our immediate focus is on the commercial launch of our commercially approved therapies, TEGSEDI in the United States, or U.S., the European Union, or E.U., and Canada, and WAYLIVRA in the E.U. TEGSEDI treats the polyneuropathy caused by hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults. WAYLIVRA is indicated as an adjunct to diet in adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, and at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate.

WAYLIVRA was granted conditional marketing authorization in the E.U. from the European Commission, or EC, on May 3, 2019 and was launched in Germany in August 2019. Our preparation activities are underway throughout the rest of the E.U. as we prepare to launch in additional countries in 2020. We are leveraging our existing commercial infrastructure in Europe to market WAYLIVRA. FCS is an ultra-rare, devastating hereditary disease that causes unpredictable and potentially fatal acute pancreatitis, chronic complications due to permanent organ damage, and a severe impact on daily living. The hallmark of FCS is extremely elevated triglycerides. There are approximately 3,000 to 5,000 patients with FCS worldwide. We are also advancing a mature pipeline of novel drugs with the potential to treat multiple diseases. TEGSEDI, WAYLIVRA and our pipeline drugs, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and AKCEA-TTR-LRx, are all based on Ionis’ antisense technology platform.

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

TEGSEDI was discovered and developed by Ionis and was licensed by us in April 2018. In addition to TEGSEDI, we and Ionis are developing AKCEA-TTR-LRx for hereditary and wild-type forms of transthyretin amyloidosis, or ATTR amyloidosis. We and Ionis initiated clinical development of AKCEA-TTR-LRx in December 2018 and presented positive Phase 1 data results in September 2019. Data showed a >90% knockdown of TTR following administration in healthy volunteers, and a positive safety and tolerability profile for Ligand Conjugated Antisense, or LICA, platform-based therapy. We plan to initiate a Phase 3 program by the end of this year.

Cardiometabolic

Our lipid/cardiometabolic drugs, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx, are all based on antisense technology developed by Ionis. WAYLIVRA was granted conditional marketing authorization in the E.U. on May 3, 2019 and launched in Germany in August 2019. Our launch preparation activities with respect to WAYLIVRA are ongoing throughout the E.U. The approval of WAYLIVRA in the E.U. follows a positive recommendation by the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, as an adjunct to diet in adult patients with genetically confirmed FCS, who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. We are leveraging our existing commercial infrastructure in Europe to market WAYLIVRA. In addition, we are focused on regulatory discussions for WAYLIVRA in the U.S. and Canada. On May 10, 2018, the United States Food and Drug Administration’s, or FDA’s, Endocrinologic and Metabolic Drugs Advisory Committee voted to support approval of WAYLIVRA for the treatment of people with FCS. On August 27, 2018, we and Ionis announced that we received a Complete Response Letter from the Division of Metabolism and Endocrinology Products of the FDA regarding the New Drug Application for WAYLIVRA. The FDA did not cite any new concerns beyond those described in the Advisory Committee briefing book, in which the main areas of focus were the dosing schedule and management of thrombocytopenia. We continue to feel strongly that WAYLIVRA demonstrates a favorable benefit/risk profile in people with FCS, as was reflected in the positive outcome from the Advisory Committee meeting. In November 2018, we received a Notice of Noncompliance withdrawal letter, or NON-W, from Heath Canada for WAYLIVRA.

FCS is a severe and rare lipid disorder characterized by extremely elevated levels of triglycerides. FCS has life-threatening consequences such as acute pancreatitis and the lives of patients with this disease are impacted daily by the associated symptoms. In our clinical program, we have observed consistent and substantial (>70%) decreases in triglycerides and improvements in other manifestations of FCS, including pancreatitis attacks and abdominal pain. The final study results from the Phase 3 APPROACH study were published in the August 8th 2019 issue of The New England Journal of Medicine (NEJM). We believe the safety and efficacy data from the WAYLIVRA program demonstrate a favorable risk-benefit profile for patients with FCS. In August 2019, we announced topline results from the BROADEN study in patients with familial partial lipodystrophy, or FPL. BROADEN is a randomized, double blind, placebo-controlled study of 300mg of WAYLIVRA administered by a subcutaneous injection in patients with FPL. In the study, WAYLIVRA met its primary endpoint demonstrating a statistically significant reduction in triglyceride levels. WAYLIVRA also met a key secondary endpoint with a statistically significant reduction in liver fat. The most common adverse events observed in WAYLIVRA-treated patients were mild or moderate in severity and included injection site reactions, nasopharyngitis, urinary tract infection, and reductions in platelet levels. We are continuing to evaluate the data from this study and are assessing next steps.

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

To maximize the commercial potential of two of the drugs in our pipeline, we initiated a strategic collaboration with Novartis Pharma AG, or Novartis, for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. In February 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. Novartis is currently preparing to initiate a Phase 3 study of AKCEA-APO(a)-LRx in patients with established cardiovascular disease, or CVD, and elevated levels of lipoprotein(a), or Lp(a). We believe Novartis brings significant resources and expertise to the collaboration that can accelerate our ability to deliver these potential therapies to the large populations of patients who have high cardiovascular risk due to inadequately treated lipid disorders. As part of our collaboration, we received $75.0 million in an upfront option payment, of which we retained $60.0 million and paid $15.0 million to Ionis as a sublicense fee. We also earned a $150.0 million license fee when Novartis exercised its option to license AKCEA-APO(a)-LRx in February 2019. As a result of the option exercise, on March 29, 2019 we issued 2,837,373 shares of our common stock to Ionis as payment of a $75.0 million sublicense fee. Novartis is now responsible for all future development and commercialization activities for AKCEA-APO(a)-LRx. We are eligible to receive milestone payments and royalties on sales of AKCEA-APO(a)-LRx from Novartis if and when it meets the development, regulatory and sales milestones specified in our agreement. In connection with Novartis’ exercise of its option to exclusively license AKCEA-APO(a)-LRx, we and Novartis established a more definitive framework under which we will negotiate the co-commercialization of AKCEA-APO(a)-LRx between the two companies in selected markets. Included in this framework is an option by which Novartis could solely commercialize AKCEA-APO(a)-LRx in exchange for Novartis paying us increased commercial milestone payments based on sales of AKCEA-APO(a)-LRx. We will share any license fees, milestone payments and royalties equally with Ionis.

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

Our strategic collaboration with Novartis has a potential aggregate transaction value of over $1.0 billion, plus royalties, which we would generally be required to share equally with Ionis. The calculation of potential aggregate transaction value assumes that Novartis licenses, successfully develops and achieves regulatory approval for both AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx in the U.S., E.U. and Japan, and that Novartis achieves pre-specified sales targets with respect to both drugs. In addition to the $150.0 million license fee that we have received for AKCEA-APO(a)-LRx, we are eligible to receive up to $675.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $360.0 million for the achievement of commercialization milestones. In addition, if Novartis exercises its option for AKCEA-APOCIII-LRx, we are eligible to receive a $150.0 million license fee as well as up to $530.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $240.0 million for the achievement of regulatory milestones and up to $265.0 million for the achievement of commercialization milestones. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx, and Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will pay 50% of these license fees, milestone payments and royalties to Ionis as a sublicense fee. See Note 7, Strategic Collaboration with Novartis, to our condensed consolidated financial statements for additional information.

We began recognizing revenue under the collaboration with Novartis upon its initiation in 2017. Our research and development and license revenue for the first nine months of 2019 was $176.3 million. In addition, we began to recognize TEGSEDI product revenue in late 2018 and we recognized licensing revenue in the third quarter of 2018 and the second quarter of 2019 relating to our collaboration and license agreement with PTC Therapeutics. Our product revenue and licensing revenue for the first nine months of 2019 was $28.6 million and $6.2 million, respectively. Our total revenue for the first nine months of 2019 was $211.1 million. Our net loss for the first nine months of 2019 was $41.6 million. Such net loss has resulted from costs incurred in developing TEGSEDI, WAYLIVRA and the other drugs in our pipeline, commercializing TEGSEDI and WAYLIVRA, and general and administrative activities associated with our operations offset in part by our revenues. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. The transition to profitability is dependent upon the successful development, approval, and commercialization of our products and product candidates and the achievement of a level of revenue adequate to support our cost structure. We incur meaningful expenses to support commercialization, including manufacturing, marketing, sales and distribution functions.

Our license agreement with Pfizer Inc. or Pfizer, the closing of which we expect to occur in the fourth quarter of 2019, has a potential aggregate transaction value of up to $1.6 billion, plus royalties, which we would generally be required to share equally with Ionis. The calculation of potential aggregate transaction value assumes that Pfizer successfully develops and achieves regulatory approval for AKCEA-ANGPTL3-LRx in multiple indications in the U.S., E.U. and Japan, and that Pfizer achieves pre-specified sales targets with respect to AKCEA-ANGPTL3-LRx. In addition to the $250.0 million upfront license fee that we will receive upon closing of the license agreement, we are eligible to receive up to $1.3 billion in milestone payments, including up to $205.0 million for the achievement of a development milestones, up to $250.0 million for the achievement of regulatory milestones and up to $850.0 million for the achievement of commercialization milestones. We are also eligible to receive tiered, double-digit royalties in the mid-teens to low twenty percent range on net sales of AKCEA-ANGPTL3-LRx, and Pfizer will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will pay 50% of these milestone payments and royalties to Ionis as a sublicense fee. See Note 13, Subsequent Events, to our condensed consolidated financial statements for additional information.

As of September 30, 2019, we had cash, cash equivalents and investments of $252.7 million. We plan to use our cash, cash equivalents and investments on hand as of September 30, 2019 to further our commercialization efforts of TEGSEDI and WAYLIVRA and continue the advancement of our pipeline drugs.

Our Relationship with Ionis

Ionis formed Akcea as a wholly owned subsidiary to complete development of and commercialize Ionis’ drugs to treat lipid disorders. We began business operations in January 2015. We licensed our cardiometabolic franchise from Ionis at the beginning of 2015. Prior to licensing these drugs, Ionis’ employees performed all of the development, regulatory and manufacturing activities for these drugs either themselves or through third-party providers. As such, Ionis incurred all of the expenses associated with these activities and reported them in its condensed consolidated financial statements. TEGSEDI and AKCEA-TTR-LRx were licensed from Ionis in April 2018. Prior to then, Ionis had been advancing these drugs in development and incurring the expenses for those activities. Under our license agreements with Ionis, Ionis continued and is continuing to conduct development, regulatory or manufacturing activities for our drugs and to charge us for this work. As of September 30, 2019, Ionis owned approximately 75 percent of our outstanding stock.

Recent Events

Paula Soteropoulos, former Chief Executive Officer, Sarah Boyce, former President, and Jeffrey M. Goldberg, former Chief Operating Officer, each entered into a Separation Agreement that terminated their employment with us and, with respect to Ms. Soteropoulos and Ms. Boyce, their positions on our board of directors, effective September 18, 2019.

In addition, on September 18, 2019, we entered into Consulting Agreements with Ms. Soteropoulos and Mr. Goldberg. Pursuant to Ms. Soteropoulos’s Consulting Agreement, which was amended on October 30, 2019, she agreed to provide up to 20 hours per week of consulting services following her separation date through November 4, 2019 to assist with the transition of her duties and responsibilities, and in consideration of such consulting services, we have agreed to pay Ms. Soteropoulos a consulting retainer in the amount of $125,000, paid in installments during such consulting period, and continue the vesting of any equity awards outstanding as of her separation date through the end of such consulting period. All equity awards vested at the end of such consulting period will be exercisable through the 90th day after the end of such consulting period. Pursuant to our Consulting Agreement with Mr. Goldberg, he agreed to provide up to 20 hours per week of consulting services following his separation date through October 31, 2019 to assist with the transition of his duties and responsibilities, and in consideration of such consulting services, we have agreed to pay Mr. Goldberg a consulting retainer in the amount of $100,000, paid in installments during such consulting period, and continue the vesting of any equity awards outstanding as of his separation date through the end of such consulting period. All equity awards vested at the end of such consulting period will be exercisable through the 90th day after the end of such consulting period.

On September 19, 2019, Damien McDevitt, Ph.D., a member of our board of directors, was appointed as interim Chief Executive Officer, effective immediately. In addition, Michael J. Yang and Joseph ‘Skip’ Klein III joined our board of directors, effective September 20, 2019.

On October 21, 2019, Kyle Jenne was promoted to Chief Commercial Officer, from Senior Vice President of US Commercial, effective immediately.

In addition, on October 4, 2019, we entered into a license agreement with Pfizer for the development and commercialization of AKCEA-ANGPTL3-LRx. Upon closing of the license agreement, which we expect to occur in the fourth quarter of 2019, Pfizer will pay us a $250.0 million upfront license fee which will be split equally with Ionis. We plan to satisfy our obligation by paying Ionis the $125.0 million sublicense fee through the issuance of 6,873,344 shares of our common stock.

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

Results of Operations

In order to analyze and compare our results of operations to other similar companies, we believe it is important to exclude non-cash stock-based compensation expense related to equity awards from our expenses. We believe non-cash stock-based compensation expense is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding stock-based compensation. All numbers presented below exclude stock-based compensation expense unless otherwise indicated.

Comparison of the three months ended September 30, 2019 and 2018

Revenue

The following table sets forth our revenue for the periods presented (in thousands):

	Three Months Ended September 30,
	2019	2018
Product revenue	$11,944	$—
Licensing revenue	136	12,000
Research and development and license revenue under collaborative agreement	8,544	7,241
Total revenue	$20,624	$19,241

Product revenue. Product revenue of $11.9 million for the three months ended September 30, 2019 relates to sales of TEGSEDI globally and WAYLIVRA in the E.U. For the three months ended September 30, 2018, we did not generate any product revenue.

Licensing revenue. For the three months ended September 30, 2019, we recognized $0.1 million of licensing revenue from PTC Therapeutics. This revenue was recognized in connection with selling product to PTC Therapeutics related to the PTC supply agreement we entered into in April 2019. For the three months ended September 30, 2018, we recognized $12.0 million of licensing revenue related to the upfront payment received from PTC Therapeutics in connection with our PTC License Agreement entered into in August 2018.

Research and development revenue. For the three months ended September 30, 2019, we recognized $8.5 million, compared to $7.2 million for the three months ended September 30, 2018, in research and development and license revenue from our collaboration with Novartis. The increase was primarily attributable to $5.5 million of AKCEA-APO(a)-LRx material that was sold to Novartis under the terms of the Strategic Collaboration, Option and License Agreement during the third quarter of 2019. No such sale occurred in 2018. The increase was partially offset by the level of efforts related to activities for our AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx programs. We plan to recognize substantially all of the upfront payment revenue related to our license agreement with Pfizer when the transaction closes, which we anticipate will occur in the fourth quarter of 2019.

Cost of sales and license expense

The following table sets forth our cost of sales and license expense for the periods presented (in thousands):

	Three Months Ended September 30,
	2019	2018
Cost of sales - product	$840	$1,043
Cost of sales - intangible asset amortization	1,434	701
Cost of license	—	7,200
Total cost of sales, excluding non-cash stock-based compensation expense	2,274	8,944
Non-cash stock-based compensation expense	127	—
Total cost of sales	$2,401	$8,944

Cost of sales - product. Product expense of $0.8 million for the three months ended September 30, 2019, compared to $1.0 million for the three months ended September 30, 2018, consists of period costs and certain fixed costs associated with the manufacturing of TEGSEDI. We do not expect fixed costs will increase in direct correlation to sales. Based on our policy, we expense costs associated with the manufacture of our products as research and development expense prior to regulatory approval. Certain product costs of TEGSEDI recognized as revenue during the three months ended September 30, 2019 were incurred prior to the July 2018 E.U. approval, and therefore are not included in cost of sales during this period. We expect cost of sales to increase as we deplete inventories that were previously expensed prior to approval but are utilized for commercial sales. The cost of units sold during the period for which there was no cost basis was $0.2 million for the three months ended September 30, 2019, and zero for the three months ended September 30, 2018. All amounts exclude non-cash compensation expense related to equity awards.

Cost of sales - intangible asset amortization. For the three months ended September 30, 2019 and 2018, intangible asset amortization of $1.4 million and $0.7 million, respectively, consists of amortization of intangible assets recorded as a result of the achievement of TEGSEDI regulatory milestones in the U.S. and E.U.

Cost of license. We did not incur cost of license expense for the three months ended September 30, 2019. We incurred $7.2 million in cost of license expense related to a sub-license fee due to Ionis for the three months ended September 30, 2018. This sub-license fee was as a result of license revenue earned as part of the licensing agreement with PTC Therapeutics.

Research and development expense

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,
	2019	2018
External TEGSEDI expenses	$1,829	$6,384
External WAYLIVRA expenses	2,657	4,433
Loss share under TTR license agreement with Ionis Pharmaceuticals	700	—
Other external research and development projects expenses	8,582	8,492
Research and development personnel and overhead expenses	8,215	7,759
Total research and development expenses, excluding non-cash stock-based compensation expense	21,983	27,068
Non-cash stock-based compensation expense	2,814	2,313
Total research and development expenses	$24,797	$29,381

Research and development expenses were $22.0 million for the three months ended September 30, 2019 compared to $27.1 million for the same period in 2018. The decrease in research and development expenses was primarily due to a decrease in development activities related to TEGSEDI and WAYLIVRA.  This decrease was partially offset by an increase in development activities for AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx, and personnel and overhead expenses in support of our ongoing development efforts. All amounts exclude non-cash compensation expense related to equity awards.

Selling, general and administrative expense

The following table sets forth our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended September 30,
	2019	2018
Selling, general and administrative expenses	$41,310	$35,507
Non-cash stock-based compensation (benefit)/expense	(6,405)	10,417
Total selling, general and administrative expenses	$34,905	$45,924

Selling, general and administrative expenses were $41.3 million for the three months ended September 30, 2019 compared to $35.5 million for the three months ended September 30, 2018. Our selling, general and administrative expenses increased due to the ongoing buildout of our commercial organization and advancement of commercialization activities necessary to support the launches of TEGSEDI in the U.S., the E.U. and Canada, and costs of WAYLIVRA in the E.U, as well as due to severance related to separation agreements entered into with former executives. All amounts exclude non-cash compensation (benefit)/expense related to equity awards.

On September 18, 2019, Ms. Soteropoulos, Ms. Boyce, and Mr. Goldberg entered into Separation Agreements that terminated their employment with us and, with respect to Ms. Soteropoulos and Ms. Boyce, their positions on our board of directors, effective September 18, 2019. The unvested equity awards for Ms. Boyce were terminated on the separation date. In addition, on September 18, 2019, we entered into a Consulting Agreement with Ms. Soteropoulos, which was amended on October 30, 2019, and a Consulting Agreement with Mr. Goldberg, pursuant to which they agreed to provide consulting services to us through November 4, 2019 and October 31, 2019, respectively. Under the terms of the 2015 Plan, their equity awards continued to vest through the end of such consulting periods. We have updated our estimates of forfeitures for equity awards for these departed officers to reflect only those awards expected to vest, resulting in a reversal in the quarter ended September 30, 2019 of $18.8 million of stock-based compensation expense previously recognized. This reversal more than offset our stock-based compensation expense for the three months ended September 30, 2019.

Net Loss Share

In the first quarter of 2019, the profit sharing provisions for TEGSEDI under the TTR License Agreement with Ionis became effective. As we are the principal for all commercial activities related to the TTR License Agreement, we record all commercial activities related to TEGSEDI on a gross basis in our condensed consolidated statement of operations, including revenues, cost of sales and sales and marketing expenses. The Ionis share of commercialization costs for TEGSEDI is separately presented within operating expenses in our condensed consolidated statement of operations under the caption “Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.”. For the three months ended September 30, 2019, we recorded $8.9 million of cost share related to TEGSEDI commercial activities. We did not record any amounts of cost share for the three months ended September 30, 2018.

Other income and other expense

Investment income. Investment income for the three months ended September 30, 2019 totaled $1.5 million compared to $1.7 million for the same period in 2018. The decrease in investment income was primarily due to a decrease in the average investment balance during 2019 compared to 2018.

Net Loss and Net Loss Per Share

Net loss for the three months ended September 30, 2019 was $31.5 million compared to a net loss of $63.6 million for the same period in 2018. The decrease in net loss was primarily due to commercial product revenue and licensing revenue, cost share with Ionis that began in 2019 and a decrease in development activities. Basic and diluted net loss per common share owned by Ionis and owned by others for the three months ended September 30, 2019 were both $0.34. Basic and diluted net loss per common share owned by Ionis and owned by others for the three months ended September 30, 2018 were both $0.73.

Comparison of the nine months ended September 30, 2019 and 2018

Revenue

The following table sets forth our revenue for the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Product revenue	$28,563	$—
Licensing revenue	6,172	12,000
Research and development and license revenue under collaborative agreement	176,329	42,670
Total revenue	$211,064	$54,670

Product revenue. Product revenue of $28.6 million for the nine months ended September 30, 2019 relates to sales of TEGSEDI globally and sales of WAYLIVRA in the E.U. For the nine months ended September 30, 2018, we did not generate any product revenue.

Licensing revenue. For the nine months ended September 30, 2019, we recognized $6.2 million of licensing revenue from PTC Therapeutics pursuant to our PTC License Agreement entered into in August 2018. This revenue was recognized in connection with obtaining regulatory approval for WAYLIVRA from the EC in May 2019, at which point the variable constraint was resolved. For the nine months ended September 30, 2018, we recognized $12.0 million of licensing revenue related to the upfront payment received from PTC Therapeutics in connection with our PTC License Agreement.

Research and development revenue. For the nine months ended September 30, 2019, we recognized $176.3 million, compared to $42.7 million for the nine months ended September 30, 2018, in research and development and license revenue from our collaboration with Novartis. The increase in research and development revenue was primarily the result of the $150 million license fee related to Novartis’ exercise of its option to license AKCEA-APO(a)-LRx. This increase was partially offset by a decrease in the level of efforts related to activities for our AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx programs during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The development activities for AKCEA-APO(a)-LR were substantially completed as of June 30, 2019, and therefore the remaining revenue for this program was recognized during the second quarter of 2019.

Cost of sales and license expense

The following table sets forth our cost of sales and license expense for the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cost of sales - product	$2,991	$1,043
Cost of sales - intangible asset amortization	4,256	701
Cost of license	3,000	7,200
Total cost of sales, excluding non-cash stock-based compensation expense	10,247	8,944
Non-cash stock-based compensation expense	382	—
Total cost of sales	$10,629	$8,944

Cost of sales - product. Product expense of $3.0 million for the nine months ended September 30, 2019, compared to $1.0 million for the nine months ended September 30, 2018, consists of period costs and certain fixed costs associated with the manufacturing of TEGSEDI. We do not expect fixed costs will increase in direct correlation to sales. Based on our policy, we expense costs associated with the manufacture of our products as research and development expense prior to regulatory approval. Certain product costs of TEGSEDI recognized as revenue during the nine months ended September 30, 2019 were incurred prior to the July 2018 E.U. approval, and therefore are not included in cost of sales during this period. We expect cost of sales to increase as we deplete inventories that were previously expensed prior to approval but are utilized for commercial sales. The cost of units sold during the period for which there was no cost basis was $0.5 million for the nine months ended September 30, 2019 and zero for the nine months ended September 30, 2018. All amounts exclude non-cash compensation expense related to equity awards.

Cost of sales - intangible asset amortization. For the nine months ended September 30, 2019 and 2018, intangible asset amortization of $4.3 million and $0.7 million, respectively, consisted of amortization of intangible assets recorded as a result of the achievement of TEGSEDI regulatory milestones in the U.S. and E.U.

Cost of license. Cost of license of $3.0 million and $7.2 million for the nine months ended September 30, 2019 and 2018, respectively, consisted of sub-license expense due to Ionis related to license revenue earned as part of the licensing agreement with PTC Therapeutics.

Research and development expense

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
External TEGSEDI expenses	$5,476	$18,289
External WAYLIVRA expenses	8,751	17,402
Loss share under TTR license agreement with Ionis Pharmaceuticals	1,108	—
Other external research and development projects expenses	21,085	31,371
Research and development personnel and overhead expenses	23,969	22,878
Sublicensing expenses	75,000	—
Total research and development expenses, excluding non-cash stock-based compensation expense	135,389	89,940
Non-cash stock-based compensation expense	9,298	6,868
Total research and development expenses	$144,687	$96,808

Research and development expenses were $135.4 million for the nine months ended September 30, 2019 compared to $89.9 million for the same period in 2018. The increase in research and development expenses was primarily due to sublicensing expense of $75.0 million due to Ionis related to the Novartis option exercise for AKCEA-APO(a)-LRx in the first quarter of 2019, as well as an increase in development activities for AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and personnel and overhead expense in support of our ongoing development efforts. This increase was partially offset by a decrease in research and development expenses primarily due to the completion of clinical activities related to the end of phase 2 meeting for AKCEA-APO(a)-LRx, which occurred in December 2018, and a decrease in development activities related to TEGSEDI and WAYLIVRA. All amounts exclude non-cash compensation expense related to equity awards.

Selling, general and administrative expense

The following table sets forth our selling, general and administrative expenses for the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Selling, general and administrative expenses	$110,468	$83,305
Non-cash stock-based compensation expense	19,779	24,371
Total selling, general and administrative expenses	$130,247	$107,676

Selling, general and administrative expenses were $110.5 million for the nine months ended September 30, 2019 compared to $83.3 million for the nine months ended September 30, 2018. Our selling, general and administrative expenses increased due to the ongoing buildout of our commercial organization and advancement of commercialization activities necessary to launch TEGSEDI in the U.S., E.U. and Canada, and launch of WAYLIVRA in the E.U. All amounts exclude non-cash compensation expense related to equity awards.

On September 18, 2019, Ms. Soteropoulos, Ms. Boyce, and Mr. Goldberg entered into Separation Agreements that terminated their employment with us and, with respect to Ms. Soteropoulos and Ms. Boyce, their positions on our board of directors, effective September 18, 2019. The unvested equity awards for the former President were terminated on the separation date. In addition, on September 18, 2019, we entered into a Consulting Agreement with Ms. Soteropoulos, which was amended on October 30, 2019, and a Consulting Agreement with Mr. Goldberg, pursuant to which they agreed to provide consulting services to us through November 4, 2019 and October 31, 2019, respectively. Under the terms of the 2015 Plan, their equity awards continued to vest through the end of such consulting periods. We have updated our estimates of forfeitures for equity awards for these departed officers to reflect only those awards expected to vest, resulting in a reversal in the quarter ended September 30, 2019 of $18.8 million of stock-based compensation expense previously recognized. This reversal was offset by normal stock-based compensation expense recognized for the nine months ended September 30, 2019.

Net Loss Share

In the first quarter of 2019, the profit sharing provisions for TEGSEDI under the TTR License Agreement with Ionis became effective. For the nine months ended September 30, 2019, we recorded $29.4 million of cost share related to TEGSEDI commercial activities. We did not record any amounts of loss share for the nine months ended September 30, 2018.

Other income and other expense

Investment income. Investment income for the nine months ended September 30, 2019 totaled $4.3 million compared to $4.1 million for the same period in 2018. The increase in investment income was primarily due to higher interest rates on high quality debt and U.S. government agencies investments during 2019 compared to 2018. This was partially offset by a decrease in the average investment balance during 2019 compared to 2018.

Net Loss and Net Loss Per Share

Net loss for the nine months ended September 30, 2019 was $41.6 million compared to a net loss of $155.3 million for the same period in 2018. This decrease in net loss is primarily due to the $150 million license fee related to Novartis’ exercise of its option to license AKCEA-APO(a)-LRx, of which $75 million is net of the sublicense fee due to Ionis.  Additionally, the decrease in net loss is due to commercial product revenue related to TEGSEDI and WAYLIVRA, cost share with Ionis that began in 2019 and a decrease in development activities. Basic and diluted net loss per common share owned by Ionis and owned by others for the nine months ended September 30, 2019 was $0.40 and $0.60, respectively. Basic and diluted net loss per common share owned by Ionis and owned by others for the nine months ended September 30, 2018 was $1.93 and $2.07, respectively.

Liquidity and Capital Resources

At September 30, 2019 we had cash, cash equivalents and investments of $252.7 million and accumulated deficit of $563.7 million.

Prior to our IPO, we funded our operating activities through a $100.0 million cash contribution that we received from Ionis in 2015, $75.0 million from initiating our collaboration with Novartis that we received in the first quarter of 2017 and $106.0 million in drawdowns under our line of credit with Ionis that we received in the first and second quarters of 2017. Our borrowings under our line of credit agreement with Ionis converted into shares of our common stock at the IPO price in connection with the closing of our IPO in July 2017. We no longer have access to the line of credit. Additionally, in July 2017 we received $182.3 million in net proceeds from our IPO, including $25.0 million that Ionis invested in our IPO and the Novartis concurrent private placement of $50.0 million.

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

On February 22, 2019, we earned a license fee of $150.0 million related to Novartis’ option exercise of AKCEA-APO(a)-LRx, for which we issued 2,837,373 shares of our common stock on March 29, 2019 to Ionis as payment of a $75.0 million sublicense fee. See Note 7, Strategic Collaboration with Novartis, and Note 8, License Agreements and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our collaboration with Novartis and Cardiometabolic licensing agreement with Ionis.

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

At September 30, 2019, we had working capital of $235.3 million compared to working capital of $186.6 million at December 31, 2018. Working capital increased in 2019 primarily due to an increase in accounts receivable, inventory and cash from operations and a decrease in accounts payable from activities related to our normal course of business. As of September 30, 2019, our outstanding receivable from Ionis was $0.6 million under our Amended Services Agreement with Ionis.

TEGSEDI is approved in the U.S., E.U. and Canada and we have begun our commercialization efforts in these three regions. We began to generate product revenue from TEGSEDI drug sales in the fourth quarter of 2018. WAYLIVRA is approved in the E.U. and we have begun our commercialization efforts in that region. We began to generate product revenue from WAYLIVRA drug sales in the third quarter of 2019.

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

Future Funding Requirements

We expect that our cash, cash equivalents and investments of $252.7 million as of September 30, 2019, and cash expected to be generated from sales of TEGSEDI and from sales of WAYLIVRA in the E.U. will be sufficient to fund our operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. We expect to raise additional funding in the future to continue developing the drugs in our pipeline and to commercialize TEGSEDI and WAYLIVRA, or any other approved drug.

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

Contractual Obligations and Commitments

On February 22, 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx as part of our strategic collaboration with Novartis discussed in Note 7, Strategic Collaboration with Novartis, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As a result, we earned a license fee of $150.0 million. On March 29, 2019, we issued 2,837,373 shares of our common stock to Ionis as payment of the related $75.0 million sublicense fee.

On May 3, 2019, we received regulatory approval for WAYLIVRA in the E.U. from the European Commission, or EC, for the treatment of adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, in the E.U. As a result, we were paid a license fee of $6.0 million from PTC Therapeutics pursuant to our PTC License Agreement discussed in Note 9, Collaboration and License Agreement with PTC Therapeutics, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, of which we paid Ionis $3.0 million as a sublicense fee pursuant to the Cardiometabolic License Agreement.

On October 4, 2019, we entered into a license agreement with Pfizer for the development and commercialization of AKCEA-ANGPTL3-LRx. Upon closing of the license agreement, which we expect to occur in the fourth quarter of 2019, Pfizer will pay us a $250 million upfront license fee which will be split equally with Ionis.  We plan to satisfy our obligation to pay Ionis the $125.0 million sublicense fee through the issuance of 6,873,344 shares of our common stock.

Other than the above, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 1, 2019.

Recently Issued Accounting Pronouncements

We describe the recently issued accounting pronouncements that apply to us in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Foreign Exchange Risk

Our results of operations are subject to foreign currency exchange rate fluctuations as we have foreign subsidiaries, Akcea Therapeutics UK Ltd., or Akcea UK, Akcea Therapeutics Canada, Inc., or Akcea Canada, Akcea Therapeutics France SAS, or Akcea France, Akcea Therapeutics Germany GmbH, or Akcea Germany, Akcea Therapeutics Ireland Limited, or Akcea Ireland, Akcea Therapeutics Portugal, Unipessoal Lda, or Akcea Portugal, Akcea Therapeutics Italia S.R.L., or Akcea Italy, and Akcea Therapeutics Spain, S.L., or Akcea Spain, with functional currencies other than the U.S. dollar. We created these foreign subsidiaries to support our initial pre-commercialization and commercial activities in North America and Europe and to serve as potential entities for future North American and European operations. We translate the foreign subsidiaries' functional currencies to our reporting currency, the U.S. dollar. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in the foreign currencies to U.S. dollar exchange rate which are difficult to predict. However, because the Akcea foreign subsidiaries currently have limited operations, the effect of fluctuations of the foreign currencies to U.S. dollar exchange rate on our condensed consolidated results is immaterial to our condensed consolidated financial statements. Our business strategy incorporates continued international expansion, therefore we expect that the impact of foreign currency exchange rate fluctuations may become more substantial in the future.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our Exchange Act of 1934, as amended, or the Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We design and evaluate our disclosure controls and procedures recognizing that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance and not absolute assurance of achieving the desired control objectives.

As of our most recently completed fiscal year and as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2019.

We also performed an evaluation of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We conducted this evaluation under the supervision of and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer. That evaluation did not identify any significant changes in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our interim Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have a limited operating history and may never become sustainably profitable. *

Ionis Pharmaceuticals, Inc., or Ionis, incorporated us as a Delaware corporation in December 2014, and we have operated as a majority-owned affiliate of Ionis since that time. As such, we have limited experience as a company, and no experience operating independently from Ionis, and have not yet demonstrated that we can successfully overcome many of the risks and uncertainties frequently encountered in new and rapidly evolving fields, particularly the biotechnology and pharmaceutical fields.

As a company, we have limited experience commercializing products. Our ability to generate substantial revenue and achieve profitability from product sales depends on our ability, alone or with strategic partners, to successfully commercialize TEGSEDI ® (inotersen) and WAYLIVRA® (volanesorsen) and develop and obtain the regulatory approvals necessary to commercialize the drugs in our pipeline. Although we received our first revenue from product sales in the fourth quarter of 2018, if we are not successful in growing revenue and controlling costs, we will not achieve sustainably profitable operations or positive cash flow. Our ability to generate revenue sufficient to achieve profitability from product sales depends heavily on our success and our current and future strategic partners' success in:

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

•	launching and commercializing AKCEA-TTR-LRx and continuing the commercialization of TEGSEDI and WAYLIVRA by managing a sales, marketing and distribution infrastructure;
•	launching and co-commercializing AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx through our collaboration with Novartis Pharma AG, or Novartis, under terms that we may negotiate with Novartis in the future;
•	launching and co-commercializing AKCEA-ANGPTL3-LRx through our collaboration with Pfizer Inc., or Pfizer;
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
•

developing and commercializing AKCEA-TTR-LRx and our other drugs in development and continuing the commercialization of TEGSEDI and WAYLIVRA without infringing others' intellectual property rights; and

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

We have mostly incurred losses since our inception. *

Because drug development requires substantial lead-time and funding prior to commercialization, we have generally incurred expenses while generating limited revenue from our operating activities since our formation. Our net loss was $41.6 million for the nine months ended September 30, 2019 compared to a net loss of $155.3 million for the nine months ended September 30, 2018. The primary difference is due to the $150 million license fee related to Novartis’ exercise of its option to license AKCEA-APO(a)-LRx. As of September 30, 2019, we had an accumulated deficit of approximately $563.7 million. We expect to incur additional operating losses for the foreseeable future, and these losses may increase if we cannot generate substantial revenue.

We will require substantial additional funding to achieve our goals. If we fail to obtain timely funding, we may need to curtail or abandon some of our programs. *

All of our drugs are undergoing clinical studies. All of our drug programs, except TEGSEDI in the United States, E.U., and Canada, and WAYLIVRA in the E.U., will require additional nonclinical and/or clinical testing and/or marketing authorization prior to commercialization. We will need to spend significant additional resources to conduct these activities. Our expenses could increase beyond expectations if the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities require us to perform clinical studies and other studies in addition to those that we currently anticipate. As of September 30, 2019, we had cash, cash equivalents and investments equal to $252.7 million. Our operating expenses were $256.2 million and $213.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Prior to our IPO, we funded our operating activities through a $100.0 million cash contribution we received from Ionis in 2015, $75.0 million that we received from initiating our collaboration with Novartis and $106.0 million in drawdowns under our line of credit with Ionis. We do not have any firm commitment from Ionis to fund our cash flow deficits or provide other direct or indirect assistance to us. Additionally, in July 2017 we received $182.3 million in net proceeds from our IPO including $25.0 million that Ionis invested in our IPO and the Novartis concurrent private placement of $50.0 million. In April 2018, we received $200.0 million from the common stock we issued in connection with the licensing transaction with Ionis discussed in Note 8, License Agreements and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. On February 22, 2019, we earned a license fee of $150.0 million in connection with Novartis’ option exercise related to AKCEA-APO(a)-LRx, for which we issued 2,837,373 shares of our common stock on March 29, 2019 to Ionis as payment of a $75.0 million sublicense fee, as discussed in Note 7, Strategic Collaboration with Novartis and Note 8, License Agreements and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.  We expect that we will need to raise additional funding to continue developing the drugs in our pipeline and to seek regulatory approval for and to commercialize TEGSEDI, WAYLIVRA and other drugs in our pipeline.

We have received marketing authorization approval for TEGSEDI from the FDA for the treatment of the polyneuropathy of hATTR in adult patients in the United States, from the European Commission, or EC, and from Health Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR, and we will continue to incur significant costs commercializing TEGSEDI. Further, on May 3, 2019, we received conditional marketing authorization approval for WAYLIVRA in the E.U. from the EC as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate and we will continue to incur significant costs commercializing WAYLIVRA in the E.U. Even if we obtain marketing authorizations to sell AKCEA-APO(a)-LRx or AKCEA-TTR-LRx, additional marketing authorizations for WAYLIVRA or marketing authorizations for WAYLIVRA in other indications, we will incur significant costs to commercialize the approved product. Even if we generate substantial revenue from the sale of TEGSEDI, WAYLIVRA, and other future approved products, we may not become sustainably profitable and would need to obtain additional funding to continue operations.

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

Even if we achieve positive results on the endpoints for these clinical studies, including achievement of the primary endpoint of triglyceride lowering and the secondary endpoint of liver fat reduction for WAYLIVRA in patients with FPL, or any future clinical studies, the FDA or foreign regulatory authorities may believe the clinical studies do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. For example, in August 2018, we received a Complete Response Letter, or CRL, from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Notice of Noncompliance withdrawal letter, or NON-W, from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to the FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating meaningful revenue or profit from the sale of WAYLIVRA. The Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a positive opinion recommending conditional marketing authorization of WAYLIVRA as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The positive opinion was subsequently referred to the EC, which grants marketing authorization for medicines in the E.U., as well as to European Economic Area members Iceland, Liechtenstein and Norway. The EC decided to adopt the CHMP’s positive opinion and on May 3, 2019 we received conditional marketing authorization approval for WAYLIVRA in the E.U. from the EC as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. Despite this recent conditional marketing authorization from the EC, these risks that we may not have appropriately designed the planned and ongoing clinical studies for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development are more likely to occur since we are developing our drugs against therapeutic targets or to treat diseases in which there is little or no clinical experience. In addition, these risks may be more likely to occur for WAYLIVRA since there were some patients in the Phase 3 program that experienced serious platelet events (grade 4 thrombocytopenia), a condition in which the patient has very low platelet levels, and additional patients experienced other adverse events in the program, including patients who discontinued participation in the APPROACH study due to platelet count declines. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent.

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

The development and commercialization of TEGSEDI and WAYLIVRA may place strain on our management team’s time and attention and may divert our management team’s attention from our other existing products. *

Although we have personnel with experience commercializing drugs, we ourselves have limited experience commercializing products. We commercially launched TEGSEDI during the fourth quarter of 2018. Following our receipt of conditional marketing authorization approval from the EC, we launched WAYLIVRA in the E.U. in August 2019 as an adjunct to diet in patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. Launch activities throughout the E.U. are ongoing. The commercial launch of TEGSEDI and WAYLIVRA will continue to require significant efforts and the devotion of substantial resources, as we finalize regulatory submissions, manage the manufacturing of sufficient quantities of product to support long-term commercial sales and integrate, optimize or maintain, as applicable, the global sales, marketing, medical, for each of WAYLIVRA and TEGSEDI, and patient support infrastructure, which may place pressure on the management team’s time and attention. These efforts may also divert the attention of the management team from our other business operations, such as the development or commercialization of our other pipeline products, including AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx. As a result, our business, results of operations, financial condition and prospects for future growth could be adversely impacted and the market price of our common stock may decline.

Risks Related to Commercialization of Our Drugs

If we cannot effectively manage our marketing and sales capabilities or enter into agreements with third parties to market and sell our drug products, we may not generate product revenue. *

We commercially launched TEGSEDI in the fourth quarter of 2018 and we launched WAYLIVRA in the E.U. in August 2019. Launch activities for both TEGSEDI and WAYLIVRA continue in the E.U. To successfully commercialize TEGSEDI and WAYLIVRA, we must effectively manage our marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. To commercialize WAYLIVRA in the initial indications we plan to pursue and to continue the commercialization of TEGSEDI, we will need to optimize and maintain specialty sales forces in the global regions where we currently market or expect to market TEGSEDI and WAYLIVRA, supported by case managers, reimbursement specialists, partnerships with specialty pharmacies, injection training, routine blood and urine monitoring and a medical affairs team. We may seek to further penetrate markets by expanding our sales forces or through strategic partnerships with other pharmaceutical or biotechnology companies or third-party sales organizations.

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

If we cannot effectively build and manage our distribution, medical affairs, market access, marketing and sales infrastructure, or find a suitable third party to perform such functions, the sales of TEGSEDI and WAYLIVRA may be adversely affected, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

If the market does not accept our drugs, including TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, we are not likely to generate substantial product revenue or become profitable. *

Even though we have obtained marketing authorization approval from the FDA, the EC and Health Canada for TEGSEDI, conditional marketing authorization approval from the EC for WAYLIVRA and if we or our strategic partners obtain a marketing authorization for WAYLIVRA in the United States or Canada or for additional indications, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development, our success will depend upon the medical community, patients and third-party payors accepting our drugs as medically useful, cost-effective, safe and convenient. Even if the FDA or foreign regulatory authorities authorize our drugs for commercialization, doctors may not prescribe our drugs to treat patients. We and our partners may not successfully commercialize additional drugs.

Additionally, in many of the markets where we or our partners may sell our drugs in the future, if we cannot agree with the government or other third-party payors regarding the price we can charge for our drugs, then we may not be able to sell our drugs in that market. Similarly, cost control initiatives by governments or third-party payors could decrease the price received for our drugs or increase patient coinsurance to a level that makes the continued commercializing of TEGSEDI and WAYLIVRA as well as the commercializing of  AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development economically unviable.

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

For example, the product label for TEGSEDI in the United States has a boxed warning for thrombocytopenia and glomerulonephritis, requires periodic blood and urine monitoring, and TEGSEDI is available only through a Risk Evaluation and Mitigation Strategy, or REMS, program. Our main competition in the U.S. market for TEGSEDI is ONPATTRO (patisiran), marketed by Alnylam Pharmaceuticals, Inc. Although ONPATTRO requires intravenous administration and pre-treatment with steroids, it does not have a boxed warning or REMS. Additionally, the product label for WAYLIVRA in the E.U. requires periodic blood monitoring. In each case, these label requirements could negatively affect our ability to attract and retain patients for these drugs. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent. While we believe we can better maintain patients on TEGSEDI and WAYLIVRA through our patient-centric commercial approach where we plan to have greater involvement with physicians and patients, if we cannot effectively maintain patients on TEGSEDI and WAYLIVRA, we may not be able to generate substantial revenue from TEGSEDI and WAYLIVRA sales.

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

In August 2018, we granted PTC Therapeutics International Limited the exclusive right to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. We plan to substantially depend on PTC Therapeutics to commercialize these drugs in those geographic markets.

In general, we cannot control the amount and timing of resources that PTC Therapeutics devotes to our strategic collaboration. If PTC Therapeutics fails to use commercially reasonable efforts to obtain regulatory approvals for, or commercialize these drugs, or if PTC Therapeutics’ efforts are not effective, our business may be negatively affected. PTC Therapeutics could pursue other technologies or develop other drugs either on its own or in collaboration with others to treat the same diseases as we and PTC plan to treat with TEGSEDI and WAYLIVRA. PTC Therapeutics could pursue these technologies and develop these other drugs at the same time as it is developing or commercializing TEGSEDI and WAYLIVRA, and PTC Therapeutics is not required to inform us of such activities.

Our strategic collaboration with PTC Therapeutics may not continue for various reasons. If PTC Therapeutics stops commercializing a drug, we will have to seek additional sources for funding and may have to delay or reduce our commercialization plans for TEGSEDI and WAYLIVRA in Latin America or certain Caribbean countries.

Our strategic collaboration with PTC Therapeutics may not result in the successful commercialization of TEGSEDI or WAYLIVRA in Latin America or certain Caribbean countries. If PTC Therapeutics does not successfully commercialize TEGSEDI or WAYLIVRA, we may receive limited revenue for TEGSEDI or no revenue for WAYLIVRA in Latin America or certain Caribbean countries.

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

We may seek to form additional partnerships in the future with respect to WAYLIVRA, and our other drugs in development, and we may not realize the benefits of such partnerships. *

Although we intend to continue developing and commercializing WAYLIVRA for patients with FCS and FPL ourselves, we may form partnerships, create joint ventures or collaborations or enter into licensing arrangements with third parties for the development and commercialization of our drugs in development. For example, we have granted PTC Therapeutics an exclusive license to commercialize WAYLIVRA in Latin America and certain Caribbean countries. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Any delays in entering into new strategic partnership agreements related to our drugs could delay the development and commercialization of our drugs and reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish other strategic partnerships or other collaborative arrangements for any additional drugs because the potential partner may consider that our development pipeline is not advanced enough to justify a collaborative effort, or that WAYLIVRA and our other drugs in development do not have the requisite potential to demonstrate safety and efficacy in the target populations in other geographic markets. In addition, we will need to mutually agree with Ionis on the terms of any additional sublicenses to a third party for WAYLIVRA and our other drugs in development. If we cannot mutually agree on terms for a sublicense to a third party or if Ionis does not agree to a sublicense at all, it could delay our ability to develop and commercialize WAYLIVRA and our other drugs in development. Even if we are successful in establishing such a strategic partnership or collaboration, we cannot be certain that, following such a strategic transaction or collaboration, we will be able to progress the development and commercialization of the applicable drugs as envisioned, or that we will achieve the revenue that would justify such transaction. If we do not accurately evaluate the commercial potential or target market for a particular drug, we may relinquish valuable rights to that drug through future collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Risks Related to Our Relationship with Ionis

Ionis controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions. *

As of October 31, 2019, Ionis owns 70,221,338 shares of our common stock, or approximately 75 percent, of the economic interest and voting power of our outstanding common stock as of October 31, 2019, which ownership will be expected to increase further if we achieve certain milestone events and pay the associated milestone payment in shares of common stock pursuant to the payment election. As long as Ionis beneficially controls a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Ionis were to control less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If Ionis continues to hold its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

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

Certain of our directors and officers may have actual or potential conflicts of interest because of their positions with Ionis.*

Joseph “Skip” Klein, III, a board member for Ionis, and B. Lynne Parshall, Senior Strategic Advisor and board member for Ionis, serve on our board of directors and retain their positions or engagements with Ionis. In addition, Damien McDevitt, Ph.D. was the Chief Business Officer of Ionis until he was appointed as our interim Chief Executive Officer. These individuals own Ionis equity and Ionis equity awards. Their relationship with Ionis and the ownership of any Ionis equity or equity awards creates, or may create the appearance of, conflicts of interest when we ask these individuals to make decisions that could have different implications for Ionis than the decisions have for us. In addition, our certificate of incorporation provides for the allocation of certain corporate opportunities between us and Ionis. Under these provisions, neither Ionis or its other affiliates, nor any of their officers, directors, agents or stockholders, will have any obligation to present to us certain corporate opportunities. For example, a director of our company who also serves as a director, officer or employee of Ionis or any of its other affiliates may present to Ionis certain acquisitions, in-licenses, potential development programs or other opportunities that may be complementary to our business and, as a result, such opportunities may not be available to us. To the extent attractive corporate opportunities are allocated to Ionis or its other affiliates instead of to us, we may not be able to benefit from these opportunities.

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
•

there is nothing in our agreements with Ionis to prevent Ionis from developing and commercializing drugs targeting RNAs that are not apoC-III, Apo(a), ANGPTL3 or TTR to pursue the same indications we are pursuing with our drugs.

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

We obtained our rights to WAYLIVRA, TEGSEDI, AKCEA-TTR-LRx and our other drugs in development under our license agreements with Ionis. If we breach our obligations under these license agreements and, as a result, Ionis subsequently exercises its right to terminate it, we generally would not be able to continue to develop or commercialize TEGSEDI, WAYLIVRA, AKCEA-TTR-LRx and our other drugs in development that incorporate Ionis' intellectual property, and Ionis would receive a royalty-free, nonexclusive license to our improvements to those programs, meaning we would lose the benefits of our investment in these programs. If we breach our obligations under the license agreement with respect to AKCEA-APO(a)-LRx or AKCEA-APOCIII-LRx and, as a result, Ionis exercises its right to terminate it, then our strategic collaboration with Novartis would convert into a direct strategic collaboration between Novartis and Ionis, and Ionis would receive all of the revenue and other benefits associated with that strategic collaboration. Similarly, if we breach our obligations under the license agreement with respect to TEGSEDI or AKCEA-TTR-LRx and, as a result, Ionis exercises its right to terminate it, then our strategic collaboration with PTC Therapeutics in Latin America and certain Caribbean countries would convert into a direct strategic collaboration between PTC Therapeutics and Ionis, and Ionis would receive all of the revenue and other benefits associated with that strategic collaboration.

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

We have experienced significant turnover in our top executives, and our business could be adversely affected by these and other transitions in our senior management team or if any of the resulting vacancies cannot be filled with qualified replacements in a timely manner. *

In September and October 2019, several changes occurred to our senior leadership team, including the departure of our Chief Executive Officer, President, and Chief Operating Officer and the appointment of an interim Chief Executive Officer and Chief Commercial Officer. The effectiveness of the senior leadership team following these transitions, new leaders as they fill in these roles, and any further transition as a result of these changes, could have a significant impact on our results of operations. In addition, as a result of this turnover, our remaining management team has taken on increased responsibilities, which could divert attention from key business areas, and several key management roles remain vacant.

Management transition is often difficult and inherently causes some loss of institutional knowledge, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with these transitions and the time and board and management attention needed to fill the vacant roles could disrupt our business. If we are unable to successfully identify and attract adequate replacements for the vacancies in our management roles in a timely manner, we could experience increased employee turnover and harm to our business, growth, financial conditions, results of operations and cash flows. We face significant competition for executives with the qualifications and experience we are seeking. The search for replacements for these positions is also likely to result in significant recruiting and relocation costs, and we can give no assurances concerning the timing or outcome of our search for these replacements.

Further, we cannot guarantee that we will not face similar turnover in the future. Our senior management’s knowledge of our business and industry would be difficult to replace, and any further turnover could negatively affect our business, growth, financial conditions, results of operations and cash flows.

We are exposed to potential product liability claims, and insurance against these claims may not be available to us at a reasonable rate in the future or at all.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products, including potential product liability claims related to TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other drugs in development. We have clinical study insurance coverage and commercial product liability insurance coverage. In addition, Novartis has agreed to indemnify us against specific claims arising from Novartis' development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx, and PTC Therapeutics has agreed to indemnify us against specific claims arising from PTC Therapeutics’ commercialization of TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. However, this insurance coverage and indemnities may not be adequate to cover claims against us. Insurance may not be available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, products liability claims may result in decreased demand for our drug products, injury to our reputation, withdrawal of clinical study volunteers and loss of revenue. Thus, whether or not we are insured or indemnified, a product liability claim or product recall may result in losses that could be material.

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

A variety of risks associated with operating our business and marketing our drugs internationally could materially adversely affect our business. *

In addition to our U.S. operations, we are commercializing TEGSEDI in Europe and Canada, and WAYLIVRA in the E.U. and, following approval, plan to establish operations to commercialize our products in other countries globally. We face risks associated with our current and planned international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. Because we have international operations we are subject to numerous risks associated with international business activities, including:

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

The United Kingdom’s anticipated exit from the E.U. could increase these risks.

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

The impact on us of the vote by the United Kingdom to leave the European Union cannot be predicted. *

On June 23, 2016, the United Kingdom, or the UK, voted to leave the E.U. in an advisory referendum, which is generally referred to as Brexit. On March 29, 2017, the UK delivered notice under Article 50 of the Lisbon Treaty of its intent to leave the E.U., beginning a two-year negotiation period for the UK and the 27 remaining members of the E.U. to reach agreement on the terms of Brexit. To date, no formal withdrawal agreement has been reached between the UK and the E.U., despite the passage of the date on which it was expected that the UK's membership in the E.U. would automatically terminate. Given that no formal withdrawal arrangements have been agreed, there have been several extensions to the Brexit date and the UK has yet to formally leave the E.U.  On October 28, 2019, the E.U. granted the UK a further extension to the Brexit date until January 31, 2020. Under the terms of the extension, the Brexit date may be earlier than January 31, 2020, if a formal withdrawal agreement is ratified by the UK Parliament. In addition, the UK will hold a general election on December 12, 2019. Until the post-election government is formed, there can be no guarantee or certainty as to which form Brexit will take and on which terms a withdrawal agreement with the E.U. will be agreed, if at all.

The UK is a significant pharmaceutical market, and Brexit may lead to legal uncertainty and potentially divergent laws and regulations between the UK and the E.U. as the UK determines which E.U. laws to replicate or replace. We cannot predict whether or not the UK will significantly alter its current laws and regulations in respect of the pharmaceutical industry and, if so, what impact any such alteration would have on us or our business.

In addition, as a result of Brexit, the EMA, formerly situated in London, relocated to Amsterdam. There is a risk that the relocation will interrupt current administrative routines and occupy resources, which may generally adversely affect our dealings with the EMA. Further, there is considerable uncertainty resulting from a lack of precedent and the complexity of the UK and E.U.’s intertwined legal regimes as to how Brexit will impact the life sciences industry in Europe, including our company, including with respect to ongoing or future clinical trials. The impact will largely depend on the model and means by which the UK’s relationship with the E.U. is governed post‑Brexit. For example, following Brexit, the UK will no longer be covered by the centralized procedures for obtaining E.U.-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the UK, the potential process for which is currently unclear. Brexit may adversely affect and delay our ability to commercialize, market and sell our product candidates in the UK. Brexit may also result in a reduction of funding to the EMA if the UK no longer makes financial contributions to European institutions, such as the EMA. If UK funding is so reduced, it could create delays in the EMA issuing regulatory approvals for our product candidates and, accordingly, have a material adverse effect on our business, financial condition, results or prospects.

If a natural or man-made disaster strikes our development or manufacturing facilities or otherwise affects our business, it could delay our progress developing and commercializing our drugs.

We currently rely on Ionis to manufacture our clinical supplies and commercial supply of active pharmaceutical ingredient for WAYLIVRA in a manufacturing facility located in Carlsbad, California and third-party contract manufacturing organizations to manufacture drug product. For TEGSEDI, Akcea relies on third-party contract manufacturing organizations to manufacture active pharmaceutical ingredient and finished drug product. The facilities and the equipment required to develop and manufacture our drugs would be costly to replace and could require substantial lead time to repair or replace. Natural or man-made disasters, including, without limitation, earthquakes, floods, fires and acts of terrorism may harm these facilities. If a disaster affects these facilities, our and our partners' development and commercialization efforts would be delayed. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, a shutdown of the U.S. government, including the FDA could harm or delay our development and commercialization activities.

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

An active public trading market for our common stock may not be sustained. *

Prior to the completion of our IPO in July 2017, no public market for our common stock existed. An active public trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares. Additionally, as of October 31, 2019, Ionis owned approximately 75 percent of our outstanding common stock. Ionis intends to hold its shares of our common stock for the foreseeable future, which could reduce the public market for our stock.

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

Factors affecting the trading price of our common stock may include:

•	our failure to effectively develop and commercialize TEGSEDI, WAYLIVRA and our other drugs in development;
•	Novartis' failure to exercise its option and/or effectively develop and commercialize AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx to the extent it exercises its option to license those drugs from us;
•	PTC Therapeutics’ failure to effectively commercialize TEGSEDI or WAYLIVRA in Latin America and certain Caribbean countries;
•	changes in the market's expectations about our operating results;
•	adverse results or delays in preclinical or clinical studies;
•	our decision to initiate a clinical study, not to initiate a clinical study or to terminate an existing clinical study;
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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market may cause our stock price to decline. *

Sales of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. Novartis, who owns 6,250,000 shares of common stock, has agreed that it will not sell any of its shares until the earlier of January 5, 2020 or six months after we stop developing a drug under our agreement with Novartis. Thereafter, Novartis may only sell a limited number of shares each day. In addition, as of October 31, 2019 Ionis owned 70,221,338 shares, or approximately 75 percent, of our common stock. While the shares of common stock held by Ionis are eligible for sale in the public market, any sales by Ionis will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, 18,500,000 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. To the extent the holders of these shares sell them into the market or our stockholders believe these sales might occur, the market price of our common stock could decline.

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

Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.*

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

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

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our bylaws described above. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any claim for which the federal courts have exclusive jurisdiction.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Equity Securities

We did not issue or sell any unregistered equity securities during the period covered by this Report.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchase of Equity Securities

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Separation Agreements between Akcea Therapeutics, Inc. and each of Paula Soteropoulos, Sarah Boyce and Jeffrey M. Goldberg

As reported in our Current Report on Form 8-K filed with the SEC on September 23, 2019, on September 18, 2019, Paula Soteropoulos, Sarah Boyce and Jeffrey M. Goldberg each entered into a Separation Agreement that terminated their respective employment and, with respect to Ms. Soteropoulos and Ms. Boyce, their positions on our board of directors, effective September 18, 2019. Under Ms. Soteropoulos’s Separation Agreement, Ms. Soteropoulos will receive medical benefit continuation, a lump sum severance payment equal to 15 months of her then-current base salary, and will be entitled to “net exercise” and acquire ownership of the resulting net number of shares of our common stock subject to her vested options. Under Mr. Goldberg’s Separation Agreement, Mr. Goldberg will receive medical benefit continuation, a lump sum severance payment equal to 12 months of his then-current base salary, and will be entitled to “net exercise” and acquire ownership of the resulting net number of shares of our common stock subject to his vested options. Under Ms. Boyce’s Separation Agreement, Ms. Boyce will receive medical benefit continuation and a lump sum severance payment equal to 12 months of her then-current base salary.

In addition, on September 18, 2019, we entered into Consulting Agreements with Ms. Soteropoulos and Mr. Goldberg. Pursuant to Ms. Soteropoulos’s Consulting Agreement, which was amended on October 30, 2019, she agreed to provide up to 20 hours per week of consulting services following her separation date through November 4, 2019 to assist with the transition of her duties and responsibilities, and in consideration of such consulting services, we have agreed to pay Ms. Soteropoulos a consulting retainer in the amount of $125,000, paid in installments during such consulting period, and continue the vesting of any equity awards outstanding as of her separation date through the end of such consulting period. All equity awards vested at the end of such consulting period will be exercisable through the 90th day after the end of such consulting period. Pursuant to our Consulting Agreement with Mr. Goldberg, he agreed to provide up to 20 hours per week of consulting services following his separation date through October 31, 2019 to assist with the transition of his duties and responsibilities, and in consideration of such consulting services, we have agreed to pay Mr. Goldberg a consulting retainer in the amount of $100,000, paid in installments during such consulting period, and continue the vesting of any equity awards outstanding as of his separation date through the end of such consulting period. All equity awards vested at the end of such consulting period will be exercisable through the 90th day after the end of such consulting period.

The foregoing summaries of the Separation Agreements and the Consulting Agreements are qualified in their entirety by reference to the Separation Agreements with each of Paula Soteropoulos, Sarah Boyce and Jeffrey M. Goldberg, the Consulting Agreement with Paula Soteropoulos, as amended, and the Consulting Agreement with Jeffrey M. Goldberg, which are filed herewith as Exhibits 10.5, 10.6, 10.7, 10.8, 10.9 and 10.10, respectively.

Appointments of Interim Chief Executive Officer, Chief Commercial Officer and Members of Board of Directors

On September 18, 2019, Damien McDevitt, Ph.D., a member of our board of directors, was appointed as interim Chief Executive Officer, effective immediately. In addition, Michael J. Yang and Joseph ‘Skip’ Klein III joined our board of directors, effective September 20, 2019.

On October 21, 2019, Kyle Jenne, our U.S. commercial head, was promoted to and appointed as our Chief Commercial Officer, effectively immediately.

Submission of Matters to a Vote of Security Holders

Our board of directors has determined to hold the 2020 annual meeting of stockholders, or the 2020 annual meeting, on April 13, 2020, at a time and location to be specified in the Company’s information statement for the 2020 annual meeting. Our board of directors has fixed the close of business on February 28, 2020 as the record date for determining stockholders of the Company who are entitled to vote at the 2020 annual meeting. Because the date of the 2020 annual meeting has been changed by more than 30 days from the anniversary of the Company’s 2019 annual meeting of stockholders, pursuant to Rule 14a-8 under the Exchange Act, stockholders of the Company who wish to have a proposal considered for inclusion in the Company’s information statement materials for the 2020 annual meeting pursuant to Rule 14a-8 must ensure that their proposal is received by the Company by February 7, 2020, which the Company has determined to be a reasonable time before it expects to begin to distribute its information statement materials. Rule 14a-8 proposals must also comply with the requirements of Rule 14a-8 and other applicable laws in order to be eligible for inclusion in the Company’s information statement materials for the 2020 annual meeting. Pursuant to the Company’s bylaws, for nominations or other business to be properly brought by a stockholder at the 2020 annual meeting, the stockholder must give timely written notice thereof in writing to the secretary of the Company at our principal executive offices. Because the date of the 2020 annual meeting will be held more than 30 days from the anniversary of our 2019 annual meeting of stockholders, in accordance with the Company’s bylaws, the deadline for notice by a stockholder is December 15, 2019.

ITEM 6.	EXHIBITS
a.	Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date

10.1+	Offer Letter, by and between Akcea Therapeutics, Inc. and Damien McDevitt, dated September 19, 2019	8-K	File No. 001-38137	10.1	September 23, 2019

10.2+	Offer Letter, by and between Akcea Therapeutics, Inc. and Kyle Jenne, dated October 15, 2019	8-K	File No. 001-38137	10.1	October 23, 2019

10.3+	Severance Benefit Agreement, by and between Akcea Therapeutics, Inc. and Damien McDevitt, dated September 19, 2019	8-K	File No. 001-38137	10.2	September 23, 2019

10.4+	Severance Benefit Agreement, by and between Akcea Therapeutics, Inc. and Kyle Jenne, dated October 21, 2019	8-K	File No. 001-38137	10.2	October 23, 2019

10.5+*	Separation Agreement, by and between Akcea Therapeutics, Inc. and Paula Soteropoulos, dated September 18, 2019

10.6+*	Separation Agreement, by and between Akcea Therapeutics, Inc. and Sarah Boyce, dated September 18, 2019

10.7+*	Separation Agreement, by and between Akcea Therapeutics, Inc. and Jeffrey M. Goldberg, dated September 18, 2019

10.8+*	Consulting Agreement, by and between Akcea Therapeutics, Inc. and Paula Soteropoulos, dated September 18, 2019

10.9+*	Amendment to Consulting Agreement, by and between Akcea Therapeutics, Inc. and Paula Soteropoulos, dated October 30, 2019

10.10+*	Consulting Agreement, by and between Akcea Therapeutics, Inc. and Jeffrey M. Goldberg, dated September 18, 2019

10.11+	Severance Benefit Agreement, by and between Akcea Therapeutics, Inc. and Mike MacLean, dated October 11, 2019	8-K	File No. 001-38137	10.1	October 17, 2019

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Akcea Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of stockholders' equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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

AKCEA THERAPEUTICS, INC.

Signatures	Title	Date

/s/ DAMIEN MCDEVITT	Interim Chief Executive Officer
Damien McDevitt	(on behalf of the Registrant and in his capacity as principal executive officer)	November 6, 2019

/s/ MICHAEL MACLEAN	Chief Financial Officer
Michael MacLean	(on behalf of the Registrant and in his capacity as principal financial and accounting officer)	November 6, 2019