Form 10-K
period 2019-12-31
AKCEA THERAPEUTICS, INC.
filed 2020-03-02
CIK 1662524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-38137

Akcea Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	47-2608175
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

22 Boston Wharf Road, 9th Floor, Boston, MA	02210
(Address of Principal Executive Offices)	(Zip Code)

617-207-0202

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 Par Value	AKCA	The Nasdaq Stock Market, LLC

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

The aggregate market value of the common stock held by non‑affiliates of the registrant was approximately $218.4 million as of June 30, 2019 based upon the closing sale price on the Nasdaq Global Select Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of February 20, 2020 was 101,073,964.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Information Statement with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of stockholders are incorporated by reference into Part III of this Report. Such information statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2019.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K and the information incorporated herein by reference includes forward-looking statements regarding our business. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly risks related to our financial condition and need for additional capital, the clinical development and regulatory review and approval of our medicines, the commercialization of our medicines, our dependence on third parties to develop and commercialize our medicines, our relationship with Ionis Pharmaceuticals, Inc., our controlling stockholder, and risks  related to our business and industry generally, such as risks inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report on Form 10-K, including those identified in Item 1A entitled “Risk Factors”. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. These statements, like all statements in this report, speak only as of the date of this annual report on Form 10-K (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

In this report, unless the context requires otherwise, “Akcea,” “Company,” “we,” “our,” and “us” refers to Akcea Therapeutics, Inc. and its subsidiaries.

TRADEMARKS

"Akcea," the Akcea logo, TEGSEDI, WAYLIVRA and other trademarks or service marks of Akcea Therapeutics, Inc. appearing in this Report are the property of Akcea Therapeutics, Inc. This report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Report may appear without the ® or TM symbols.

AKCEA THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

PART I

Item 1. Business

Overview

We are a commercial stage biopharmaceutical company developing and commercializing transformative medicines to treat patients with serious and rare diseases. Our large and advancing pipeline of medicines in late-stage development and medicines on the market allows us to capitalize on our strengths in supporting patients, healthcare professionals and caregivers in treating rare and serious diseases.  To optimize the value of our medicines to treat larger patient populations, we add to our own capabilities the strengths of partners to provide additional expertise, resources and commercial capabilities. We believe our strong relationship with our majority shareholder, Ionis Pharmaceuticals, Inc., or Ionis, should allow us to continue to expand our pipeline.

We have a robust portfolio of antisense medicines on the market and in development covering multiple targets and diseases that we have licensed from Ionis. We are highly focused on commercializing our approved therapies, TEGSEDI and WAYLIVRA. TEGSEDI is indicated to treat adults with the polyneuropathy caused by hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, and has been approved and launched in the United States, or U.S., the European Union, or E.U. and Canada as well as approved in Brazil. WAYLIVRA is indicated as an adjunct to diet to treat adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, who are at high risk for pancreatitis, for whom response to diet and triglyceride lowering therapy has been inadequate. WAYLIVRA has been approved and launched in the E.U.

We are advancing a mature pipeline of novel medicines with the potential to treat multiple diseases. In addition to TEGSEDI and WAYLIVRA, our pipeline includes two medicines in Phase 3 clinical trials, AKCEA-APO(a)-LRx which is partnered with Novartis Pharma AG, or Novartis, and AKCEA-TTR-LRx. We also have two additional medicines that have each completed a Phase 2 study, AKCEA-ANGPTL3-LRx, which is partnered with Pfizer, Inc., or Pfizer, and AKCEA-APOCIII-LRx. All of our medicines are based on Ionis’ antisense technology platform.  Our medicines in development use Ionis' advanced LIgand Conjugated Antisense, or LICA, technology, which enhances the effective uptake and activity of these medicines in particular tissues.

We are continuing to optimize our current commercial infrastructure for TEGSEDI and WAYLIVRA, and plan to use this infrastructure for the other medicines in our pipeline. A key element of our commercial strategy is to provide the specialized, patient-centric support required to successfully address serious and rare disease patient populations. We believe our focus on treating patients with inadequately addressed rare and serious diseases allows us to partner efficiently and effectively with the specialized medical community that supports these underserved patient communities. For example, we created Akcea Connect, a drug treatment program made up of dedicated, regionally-based nurse case managers who have a wide range of medical knowledge and experience. This program offers free, private and personalized support to patients, their caregivers and their families in the U.S. Internationally, we are introducing Akcea Connect in each of the countries where we launch with the highest level of patient and physician support allowed by local regulations. Express Scripts’ Accredo Health Group, Inc., or Accredo is our specialty pharmacy partner for the distribution of TEGSEDI in the U.S. We chose Accredo because of their experience with the unique needs of rare disease communities and their proven track record for simplifying access to therapy. Accredo has a team of specialty clinicians, pharmacists and approximately 600 field-based nurses located throughout the U.S. who are augmenting the Akcea Connect team of nurse case managers to provide support and address the needs of the hATTR amyloidosis community. To further support the hATTR amyloidosis community, Akcea and Ambry Genetics Corporation, or Ambry, a Konica Minolta company, launched hATTR Compass™ in the U.S. and Canada, a free-of-charge, confidential genetic testing and genetic counseling program for people suspected to have hATTR amyloidosis. This program is intended to empower patients and their caregivers by providing accurate genetic information, so they can make informed decisions about their healthcare.

As we build Akcea, we continue to execute our strategy to provide our medicines to a significant global patient population in an efficient and timely manner. Depending on the geographic region, the number of patients impacted by the diseases we are treating and the regulatory environment of the local countries, we may choose to build out the commercial infrastructure ourselves, or to partner with another company for commercial sales and distribution. For instance, in August 2018, we entered into a licensing agreement with PTC Therapeutics International Limited, or PTC Therapeutics, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. Our decision to partner with PTC Therapeutics to accelerate commercial access for patients in Latin America reflects our commitment to bringing TEGSEDI and WAYLIVRA to patients as rapidly as possible. PTC Therapeutics has an established rare disease team in Latin America that has experience in patient identification, in physician and patient education and support programs and in efficiently obtaining market access. PTC Therapeutics’ patient focused approach for rare diseases aligns with our approach, making them an experienced partner for this region. In October 2019, PTC Therapeutics received approval for TEGSEDI in Brazil. PTC Therapeutics anticipates approval in Brazil for WAYLIVRA this year.

To maximize the commercial potential of AKCEA-APO(a)-LRx, we have a strategic collaboration with Novartis. In February 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. Novartis is now responsible for all development and commercialization activities for this medicine, subject to our potential participation in co-commercialization. Novartis initiated the Lp(a) HORIZON study, a Phase 3 study of AKCEA-APO(a)-LRx in patients with established cardiovascular disease, or CVD, and elevated levels of lipoprotein(a), or Lp(a). Lp(a) HORIZON is a global CVD outcomes study in which Novartis plans to enroll more than 7,500 patients. We believe Novartis brings significant resources and expertise to the collaboration that can accelerate our ability to deliver this potential therapy to the large population of patients who have high cardiovascular risk due to elevated Lp(a). As part of our collaboration with Novartis, we have the potential to earn up to $900 million in upfront, license and milestone payments. In February 2017, we received $75.0 million in an upfront payment, of which we retained $60.0 million and paid $15.0 million to Ionis as a sublicense fee. We also earned a $150.0 million license fee upon Novartis’ exercise of its option to license AKCEA-APO(a)-LRx in February 2019, of which we paid $75.0 million to Ionis as a sublicense fee. The $75.0 million sublicense fee due to Ionis was settled by issuing 2,837,373 shares of our common stock to Ionis. We are eligible to receive tiered, double-digit royalties in the mid-teens to low twenty percent range on sales of AKCEA-APO(a)-LRx from Novartis and milestone payments of up to $675 million if and when it meets the development, regulatory and sales milestones specified in our agreement. In connection with Novartis’ exercise of its option to exclusively license AKCEA-APO(a)-LRx, we and Novartis established a more definitive framework under which we may negotiate the co-commercialization of AKCEA-APO(a)-LRx between the two companies in selected markets. Included in this framework is an option by which Novartis could solely commercialize AKCEA-APO(a)-LRx in exchange for Novartis paying us increased commercial milestone payments based on sales of AKCEA-APO(a)-LRx. We will share any milestone payments and royalties equally with Ionis.

Our collaboration with Novartis also included rights to AKCEA-APOCIII-LRx. In December 2019, Novartis made a strategic portfolio decision not to exercise its option and terminated its rights to AKCEA-APOCIII-LRx and, consequently, we have retained the rights to develop and commercialize AKCEA-APOCIII-LRx. In January 2020, we reported positive Phase 2 top line results from this program for the treatment of patients with hypertriglyceridemia. That study showed substantial triglyceride reduction, with 90% of patients achieving normal triglyceride levels at the highest dose level, and an attractive safety and tolerability profile with patients staying on treatment for up to 12 months. We and Ionis plan to initiate a Phase 3 program in FCS for this medicine in 2020 and we are evaluating additional rare and common diseases that are associated with high triglyceride levels. AKCEA-APOCIII-LRx also has the potential to favorably impact numerous other risk factors independently associated with CVD.

In October 2019, we entered into a collaboration with Pfizer, or the Pfizer Collaboration, for the development and commercialization of AKCEA-ANGPTL3-LRx, in which we granted Pfizer exclusive rights to develop and commercialize AKCEA-ANGPTL3-LRx worldwide. As part of the Pfizer Collaboration, we have the right to participate in commercialization activities with Pfizer in the U.S. and certain additional markets. We believe Pfizer’s expertise and breadth of experience in cardiovascular and metabolic diseases makes it well suited to accelerate clinical development of AKCEA-ANGPTL3-LRx, and to deliver it to the potentially large population of patients in need of additional therapies for these life-threatening diseases. Pfizer is responsible for all development and regulatory activities and costs beyond those associated with the Phase 2 study for which we recently announced positive top line results. As part of our collaboration, we received a license fee of $250.0 million in November 2019. We issued 6,873,344 shares of our common stock in December 2019 to Ionis as payment of a $125.0 million sublicense fee related to this license fee. In addition, we are eligible to receive tiered, double digit royalties in the mid-teens to low twenty percent range on net sales of AKCEA-ANGPTL3-LRx from Pfizer and up to $1.3 billion in milestone payments if and when Pfizer meets the development, regulatory and commercialization milestones specified in our agreement. We will share any milestone payments and royalties equally with Ionis.

Our Strategy

We believe we are on our way to becoming a premier global biopharmaceutical company offering treatments for previously inadequately treated serious and rare diseases. The critical components of our business strategy to achieve this goal include the following:

•

Successfully commercialize TEGSEDI and WAYLIVRA. We are currently commercializing TEGSEDI in the U.S., E.U. and Canada, and WAYLIVRA in the E.U. We have built commercial organizations in those regions and continue to determine the optimal method to provide access to our medicines beyond the regions in which we have a physical presence through expansion of our own footprint and partnerships with companies with regional strength. Our goal is to embrace strategies that allow our medicines to be made available to patients in need as broadly as possible. We are providing high touch patient and healthcare provider support through Akcea Connect. This team of dedicated nurse case managers provide reimbursement assistance, injection training and support for routine platelet monitoring, which we believe enables strong integration with treating physicians and should facilitate patient uptake and compliance. We also have partnered with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America and certain countries in the Caribbean. We believe our collaboration with PTC Therapeutics is the best way to provide these medicines to patients quickly in these markets. We also believe PTC Therapeutics shares the same patient focus that we do and will be able to provide the same patient services as appropriate in Latin American and certain Caribbean countries. We will continue to assess expanding and optimizing our own global footprint as well as additional strategic partnerships as we continue to commercialize both medicines.

•

Advance multiple novel clinical-stage medicines to commercialization and further grow our pipeline. We seek to maximize near-term and long-term commercial opportunities through development paths in both rare and broader patient populations. Our pipeline of antisense medicines currently contains four clinical-stage novel therapies, for each of which we have completed a Phase 2 study, that we plan to develop and commercialize by ourselves or in conjunction with a partner for multiple indications. To attain our goal of being a premier rare and serious disease company, we also plan to actively replenish our pipeline as our current medicines advance through development. For example, we will have the opportunity to potentially license antisense medicines that Ionis advances to treat rare cardiometabolic and rare inherited metabolic diseases under our right of first negotiation that Ionis granted us. Ionis also recently committed to potentially licensing additional medicines from its pipeline to us, and we are currently in discussions with Ionis regarding potentially in-licensing a product that complements our rare disease expertise. In addition to antisense technology, we are open to other technologies and products that could benefit from our commercial and development expertise in rare diseases and we are actively evaluating third party products that we believe could be attractive additions to our serious and rare disease business.

•

Create value through strategic collaborations, to drive medicines to their fullest potential.  We believe that some of our medicines could address diseases with very large patient populations, who are managed by both large numbers and diverse specialties of treating physicians. In these patient populations, large, costly, late-stage clinical development programs, as well as large sales forces, are required to achieve sufficiently broad reach across the many relevant stakeholder groups and to maximize a medicine's commercial potential. As a result, in some cases, the expertise and resources of a large partner organization with global scale adding to our skills and expertise may be the optimal approach for maximizing the potential of medicines in these large indications. As an example, we have a strategic collaboration with Novartis for AKCEA-APO(a)-LRx. As of February 2019, upon Novartis’ exercise of its option to license AKCEA-APO(a)-LRx, Novartis is responsible for all future clinical development and commercial activities and costs of AKCEA-APO(a)-LRx. Novartis has initiated a Phase 3 cardiovascular outcomes study for AKCEA-APO(a)-LRx. The patient population that is the focus of the study - patients with cardiovascular disease due to high Lp(a) - is potentially very large.  Additionally, in October 2019, we entered into an exclusive licensing agreement with Pfizer for AKCEA-ANGPTL3-LRx which also has the potential treat very large populations of patients with certain cardiovascular and metabolic diseases. We believe Novartis and Pfizer bring significant resources and expertise that can accelerate our ability to develop, commercialize and deliver these potential therapies to the large populations of patients who have certain cardiovascular or metabolic diseases. We may expand our collaborations with existing or establish new collaborations with additional pharmaceutical partners with global scale to maximize the potential of our exclusively licensed medicines in both rare and broad indications in certain markets.

MARKETED THERAPIES

TEGSEDI

TEGSEDI is designed to reduce the production of transthyretin, or TTR, protein. TEGSEDI is now approved in the U.S., E.U., Canada and Brazil.

On October 5, 2018, we received approval from the U.S. Food and Drug Administration, or FDA, for TEGSEDI for the treatment of the polyneuropathy of hATTR amyloidosis in adults. On October 3, 2018, TEGSEDI was approved by Health Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. On July 11, 2018, TEGSEDI received marketing authorization, or MA, approval from the European Commission, or EC, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. TEGSEDI was also approved by the Brazilian Health Regulatory Agency, ANVISA, for the treatment of stage 1 or 2 polyneuropathy in adult patients with hATTR, to delay disease progression and improve quality of life. It is being marketed in Brazil by PTC Therapeutics. We estimate that there are approximately 50,000 patients globally with hATTR amyloidosis, the majority of whom have symptoms of polyneuropathy. TEGSEDI is commercially available in over ten countries, and we continue to work toward the ultimate goal of making it available to patients globally. TEGSEDI is a medicine that Ionis discovered and developed using Ionis’ proprietary antisense technology platform.

Disease Background

hATTR amyloidosis is a severe, progressive and life-threatening disease caused by the abnormal formation of the TTR protein and aggregation of TTR amyloid deposits in various tissues and organs throughout the body, including in peripheral nerves, the heart and intestinal tract. The progressive accumulation of TTR amyloid deposits in these organs often leads to intractable peripheral sensorimotor neuropathy, autonomic neuropathy, and/or cardiomyopathy, as well as other disease manifestations. hATTR amyloidosis causes significant morbidity and progressive decline in quality of life, severely impacting activities of daily living. The disease often progresses rapidly and can lead to premature death. The median survival is 4.7 years following diagnosis.

WAYLIVRA

WAYLIVRA is designed to address the serious and unmet medical needs of the underserved FCS patient community. WAYLIVRA was granted conditional marketing authorization approval in the E.U. from the EC on May 3, 2019. WAYLIVRA is indicated as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate.  WAYLIVRA is a medicine that Ionis discovered and is being co-developed by Ionis and Akcea. WAYLIVRA uses Ionis’ proprietary antisense technology platform.

We are focused on the commercial launch for WAYLIVRA in the E.U. and on regulatory discussions for WAYLIVRA in the U.S. and Canada. WAYLIVRA was launched in Germany in August 2019 and we plan to launch in additional countries in the E.U.  in 2020. We are leveraging and optimizing our existing commercial infrastructure in Europe to market WAYLIVRA. In the U.S., on May 10, 2018, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee voted to support approval of WAYLIVRA for the treatment of people with FCS. On August 27, 2018, we and Ionis announced that we received a Complete Response Letter from the Division of Metabolism and Endocrinology Products of the FDA regarding the New Drug Application for WAYLIVRA. The FDA did not cite any new concerns beyond those described in the Advisory Committee briefing book, in which the main areas of focus were the dosing schedule and management of thrombocytopenia, a deficiency of platelets in the blood. In November 2018, we received a Notice of Noncompliance withdrawal letter, or NON-W, from Health Canada for WAYLIVRA. We and Ionis are engaged in finding a path forward for WAYLIVRA in the U.S. and in Canada.

FCS is a serious and rare disease caused by impaired function of the enzyme lipoprotein lipase, or LPL, and characterized by severe hypertriglyceridemia and a risk of acute pancreatitis. Further, the lives of patients with this disease are impacted daily by the associated symptoms. In our Phase 3 clinical study, we have observed consistent and substantial (>70%) decreases in triglycerides and improvements in other manifestations of FCS, including pancreatitis attacks and abdominal pain. The final study results from the Phase 3 APPROACH study were published in the August 8th, 2019 issue of The New England Journal of Medicine. We believe the safety and efficacy data from the WAYLIVRA program demonstrate a favorable risk-benefit profile for patients with FCS. The FDA and European Medicines Agency, or EMA, have granted orphan drug designation to WAYLIVRA for the treatment of patients with FCS.

In August 2019, we announced topline results from the BROADEN study in patients with familial partial lipodystrophy, or FPL. People with FPL have abnormal subcutaneous fat distribution causing increased incidence of potentially life-threatening pancreatitis, diabetes, extreme insulin resistance and increased liver fat. BROADEN is a randomized, double-blind, placebo-controlled study of 300 mg of WAYLIVRA administered by a subcutaneous injection in patients with FPL. In the study, WAYLIVRA met its primary endpoint demonstrating a statistically significant reduction in triglyceride levels. WAYLIVRA also met a key secondary endpoint with a statistically significant reduction in liver fat. The most common adverse events observed in WAYLIVRA-treated patients were mild or moderate in severity and included injection site reactions, nasopharyngitis, urinary tract infection, and reductions in platelet levels. We are continuing to evaluate the data from this study and are assessing next steps.

PIPELINE

All products were discovered by Ionis and either developed by Ionis or co-developed by Ionis and Akcea.

LICA Pipeline

The other medicines in our pipeline - AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and AKCEA-TTR-LRx - utilize Ionis' LICA technology. Ionis’ LICA technology conjugates specific chemical structures or molecules to antisense medicines to increase the efficiency of medicine uptake in a particular tissue. We believe the enhancements from LICA technology have the potential to allow for less frequent administration and significantly lower doses and lower volumes, providing greater patient convenience. Data from a number of Phase 1 studies and Phase 2 studies of the LICA technology have shown that doses up to 30-fold lower than non-LICA medicines resulting in consistent target reductions and a favorable safety and tolerability profile. Our current pipeline includes medicines with the potential to treat patients with ATTR and a wide range of lipid disorders associated with cardiometabolic disease that other technologies, such as small molecules and antibodies, have not been able to adequately address.

Our clinical pipeline contains novel medicines with the potential to treat inadequately addressed serious and rare disorders, as well as disorders affecting large patient populations.

AKCEA-APO(a)-LRx (also known as TQJ230)

Novartis is developing AKCEA-APO(a)-LRx for patients who are at significant risk of CVD because of their elevated levels of Lp(a). AKCEA-APO(a)-LRx inhibits the production of the apolipoprotein(a), or apo(a), protein, thereby reducing Lp(a). Apo(a) is a form of low-density lipoprotein, or LDL, that is very atherogenic (promoting the formation of plaques in the arteries) and very thrombogenic (promoting the formation of blood clots). In September 2018, we reported positive results from the Phase 2 dose-ranging study of AKCEA-APO(a)-LRx in patients with elevated levels of Lp(a) greater than 60 mg/dL, and established CVD.

In February 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. Novartis has initiated the Lp(a) HORIZON study, a Phase 3 cardiovascular outcomes study of AKCEA-APO(a)-LRx, also known as TQJ230, in patients with established CVD and elevated levels of Lp(a). We believe Novartis brings significant resources and expertise to the collaboration that can accelerate our ability to deliver this potential therapy to patients at risk of CVD due to elevated levels of Lp(a). If AKCEA-APO(a)-LRx is approved, Novartis will be responsible for worldwide commercialization, and we believe that Novartis’ expertise, resources and commercial capability will support broad global reach for AKCEA-APO(a)-LRx. As part of the collaboration, we may co-commercialize AKCEA-APO(a)-LRx in selected markets, on mutually agreed terms and conditions.

Novartis’ decision to exercise its option to license AKCEA-APO(a)-LRx followed positive results from a Phase 2 study in patients with established CVD and elevated levels of Lp(a). The Phase 2 study was designed to evaluate the safety and tolerability of AKCEA-APO(a)-LRx and to determine the appropriate dosing for a planned Phase 3 cardiovascular outcomes study.  The randomized, double-blind, placebo-controlled, dose-ranging Phase 2 study included 286 patients with established CVD and high Lp(a) levels (baseline mean of approximately 100mg/dL 250 nmol/L - more than three times the upper limit of normal). The trial had five cohorts:

20 mg (every 4 weeks), 40 mg (every 4 weeks), 60 mg (every 4 weeks), 20 mg (every 2 weeks), and 20 mg (every week). The primary efficacy endpoint was the percent change in Lp(a) from baseline at the primary analysis time point (6 months) compared to placebo. The secondary efficacy endpoints were mean percent change in LDL-C, apoB, OxPL-apoB, OxPL-apo(a), and the number of patients reaching pre-specified thresholds of Lp(a) reduction of <125 nmol/L (<50 mg/dL) or <75 nmol/L (<30 mg/dL). Patients were treated with AKCEA-APO(a)-LRx or placebo for at least six months, with some patients treated as long as up to one year. The study met all primary and secondary efficacy endpoints analyzed at 6 months. Results from the study show statistically significant and dose dependent reductions from baseline in Lp(a) levels:

Lp(a)	Pooled placebo (n=47)	20 mg every 4 weeks (n=48)	40 mg every 4 weeks (n=48)	20 mg every 2 weeks (n=48)	60 mg every 4 weeks (n=47)	20 mg weekly (n=48)
LSMean % change in Lp(a)	-6	-35 P=0.0032	-56 P<0.0001	-58 P<0.0001	-72 P<0.0001	-80 P<0.0001

*

LSMean: Least squares mean (which is intended to provide a more accurate estimate of the population average, as compared to the simple arithmetic mean, by controlling for a potential imbalance in population characteristics between treatments).

•

Approximately 98% of patients in the 20mg weekly cohort and approximately 81% of patients in the 60mg every 4 week cohort achieved clinically significant reductions in Lp(a) levels bringing them below the recommended threshold of risk for CVD events (<50 mg/dL).

•	Treatment with AKCEA-APO(a)-LRx was associated with decreases in LDL-C, apoB, OxPL-apoB, OxPL-apo(a).
•	Most adverse events were mild. The most frequent adverse events were injection site reactions, or ISRs. ISRs occurred in 26% of patients and were mostly mild. One patient discontinued due to an ISR.
•	There were no safety concerns related to platelet counts, liver function or renal function.
•

No patient in the study experienced a confirmed platelet count below 100,000/mm3. The incidence of platelet levels below normal (140,000/mm3) was comparable between the active (10.5%) and placebo (14.9%) groups.

Approximately 90% of patients completed treatment and the rate of discontinuation was comparable between the active (12.1%) and placebo (14.9%) groups.

Disease Background

Despite the management of LDL-C with statins and other therapies, the incidence of CVD continues to rise dramatically. Lipid disorders are a cause of this continuing rise. Hyperlipoproteinemia(a), defined as levels of Lp(a) above 30mg/dL, which is present in approximately 20% of the general population, is believed to cause CVD.

Currently, there is no effective medicine to specifically and robustly lower elevated levels of Lp(a). Lp(a) levels are determined at birth and, therefore, lifestyle modification, including diet and exercise, do not impact Lp(a) levels. Statins do not have significant effects on Lp(a) levels. Further, we believe the modest reduction (approximately 25%) of Lp(a) by a new class of medicines known as PCSK9 inhibitors is unlikely to materially reduce the risk of cardiovascular events related to hyperlipoproteinemia(a). PCSK9 inhibitors inactivate a protein in the plasma that regulates the number of LDL receptors on the liver cell surface, thereby capturing and removing additional LDL particles from the blood. The only currently known effective way to significantly reduce plasma Lp(a) is to physically remove the particles from blood through a process called apheresis. In this process, the patient's blood is filtered through a machine where the LDL-C and Lp(a) particles are removed and the blood is returned to the patient's body. Since 2010, apheresis has been an approved therapy in Germany to treat patients with hyperlipoproteinemia(a), but it is expensive, time consuming and only performed by a small number of centers worldwide. Lp(a) apheresis has been shown to lower the rate of cardiovascular events, providing support that lowering Lp(a) can provide therapeutic benefit.

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

The graphics below further illustrate these correlations:

AKCEA-APO(a)-LRx Commercial Opportunity

Elevated levels of Lp(a) are associated with increased cardiovascular risk and lowering Lp(a) may reduce the risk. We estimate the eligible population, patients with elevated levels of Lp(a) and prior CVD, to be greater than 8 million people globally. We believe that positive results from a large cardiovascular outcome study will be required to support marketing authorization for the treatment of these patients. Novartis licensed AKCEA-APO(a)-LRx and is conducting, at its expense, such a study pursuant to our strategic collaboration and, if approved, will commercialize AKCEA-APO(a)-LRx for these patients. As part of the collaboration, we may co-commercialize AKCEA-APO(a)-LRx in selected markets, on mutually agreed terms and conditions.

AKCEA-ANGPTL3-LRx

Pfizer is developing AKCEA-ANGPTL3-LRx to treat patients with certain cardiovascular and metabolic diseases. In October 2019, we entered into a worldwide exclusive licensing agreement with Pfizer for AKCEA-ANGPTL3-LRx. We believe Pfizer’s expertise and breadth of experience in cardiovascular and metabolic diseases makes it well suited to accelerate clinical development of AKCEA-ANGPTL3-LRx. Pfizer is responsible for all development and regulatory activities and all costs beyond those associated with the Phase 2 study, which recently reported positive top line results in patients with hypertriglyceridemia, type 2 diabetes and non-alcoholic fatty liver disease, or NAFLD.

As indicated above, in January 2020, we reported positive topline results from the Phase 2 study of AKCEA-ANGPTL3-LRx in 105 patients with hypertriglyceridemia, type 2 diabetes and NAFLD. The study met the primary endpoint of significant triglyceride lowering and multiple secondary endpoints with a favorable safety and tolerability profile. The objective of the dose-ranging Phase 2 study was to evaluate the safety and efficacy of AKCEA-ANGPTL3-LRx. The study was multicenter, randomized, double-blind and placebo-controlled. Participants were administered AKCEA-ANGPTL3-LRx or placebo via subcutaneous injection for six months. Weekly and monthly dosing was explored in three cohorts with doses ranging from 40 mg to 80 mg of total monthly dose. Observations from the AKCEA-ANGPTL3-LRx study included:

•	Statistically significant dose-dependent reductions in fasting triglycerides compared to placebo at all dose levels
•	Dose-dependent reductions in ANGPTL3, apoC-III, very low-density lipoprotein (VLDL-C), non-HDL cholesterol and total cholesterol compared to placebo
•	No reductions in liver fat or hemoglobin A1C compared to placebo
•	AKCEA-ANGPTL3-LRx was generally well-tolerated and demonstrated a favorable safety and tolerability profile. The most common adverse event was ISRs, which were mostly mild
•	Changes in platelets were similar between placebo and treated groups

We and Pfizer are discussing the development path for AKCEA-ANGPTL3-LRx and Pfizer will determine the strategies for development of this program. Given that we did not see reductions in liver fat or hemoglobin A1c, Pfizer may not pursue development of indications with these endpoints. If AKCEA-ANGPTL3-LRx is approved, Pfizer will be responsible for worldwide commercialization, and we believe that Pfizer’s expertise, resources and commercial capability will support broad global reach for AKCEA-ANGPTL3-LRx. As part of the collaboration, we have the right to participate in certain commercialization activities with Pfizer in the U.S. and certain additional markets on predefined terms and based on meeting predefined criteria.

AKCEA-APOCIII-LRx

We and Ionis are co-developing AKCEA-APOCIII-LRx to inhibit the production of apoC-III, the same protein inhibited by WAYLIVRA, for the rare and common diseases that are associated with elevated triglyceride levels, and we also believe this medicine has the potential to favorably impact numerous other risk factors independently associated with CVD. We believe that the enhancements offered by Ionis' LICA technology can provide greater patient convenience by allowing for significantly lower doses, lower volumes, less frequent administration and a favorable safety and tolerability profile.

We recently announced positive top line results from a Phase 2 study of AKCEA-APOCIII-LRx in patients with hypertriglyceridemia. The objective of the Phase 2 study was to evaluate the safety and efficacy of different doses and dosing frequencies of AKCEA-APOCIII-LRx. The multicenter, randomized, double-blind, placebo-controlled, dose-ranging study included 114 patients with hypertriglyceridemia who are at risk for or have established CVD. Participants were administered AKCEA-APOCIII-LRx or placebo via subcutaneous injection for at least six months with some patients being treated for as long as up to a year. Weekly, bi-weekly, and monthly dosing was explored in four cohorts with doses ranging from 10 mg to 50 mg total monthly dose. Observations from the AKCEA-APOCIII-LRx study included:

•	Statistically significant dose-dependent reductions in triglycerides compared to placebo at all dose levels.
•

At the highest once monthly dose, more than 90% of patients achieved serum triglycerides ≤ 150 mg/dL compared to less than 5% of patients in the placebo group; mean triglyceride levels of patients at baseline was 285 mg/dL.

•	Significant reductions in multiple secondary endpoints independently associated with cardiovascular risk were observed including apoC-III, VLDL-C, and remnant cholesterol compared to baseline.
•	Statistically significant increases in high-density lipoprotein cholesterol, or HDL-C, were observed at all dose levels.
•

Treatment-emergent adverse events, or TEAEs, were comparable between active and placebo groups. The most common adverse events were ISRs. ISRs were mostly mild, infrequent and primarily occurred in the weekly dose group. In the highest monthly dose group, the occurrence of ISRs was similar to the placebo group.

•	There were no safety signals, including those related to platelet counts, liver function or renal function.
•	Approximately 85% of patients completed treatment and the rate of treatment discontinuation was comparable between the active and placebo groups.

With these data, we and Ionis plan to initiate a Phase 3 program in FCS for this medicine in 2020 and we are evaluating development in additional rare and common diseases that are associated with high triglyceride levels. AKCEA-APOCIII-LRx also has the potential to favorably impact numerous other risk factors independently associated with CVD.

Disease Background and Commercial Opportunity

FCS is an under-recognized disease caused by impaired function of the enzyme lipoprotein lipase, or LPL, and characterized by severe hypertriglyceridemia (>880mg/dL) and a risk of acute pancreatitis. Because of limited LPL function, people with FCS cannot break down chylomicrons, lipoprotein particles that are 90% triglycerides. FCS, which is estimated to affect 3,000 to 5,000 patients worldwide, can lead to many health issues including chronic pain, fatigue, a milky appearance of retinal veins and arteries, neurological symptoms such as depression and memory loss, swelling of the liver and spleen, and fatty deposits in the skin. FCS is a serious and rare disease with no other approved therapies.

AKCEA-TTR-LRx

We are co-developing AKCEA-TTR-LRx with Ionis to treat the broad population of patients with both hereditary and wild-type forms of transthyretin amyloidosis, or ATTR amyloidosis.  Based on its profile, we believe AKCEA-TTR-LRx treatment can significantly reduce levels of the TTR protein, which we believe will translate to efficacy in terms of both clinical benefit and quality of life improvements with a favorable safety and tolerability profile. As with other LICA medicines, we believe we can achieve this positive efficacy, safety and tolerability profile with low doses and with the potential for monthly dosing. We and Ionis initiated clinical development of AKCEA-TTR-LRx in December 2018 and presented positive Phase 1 data results in September 2019. Data from this study showed a >90% knockdown of TTR following administration in healthy volunteers, and a positive safety and tolerability profile. We and Ionis recently initiated a Phase 3 program which consists of two studies of AKCEA-TTR-LRx. The CARDIO-TTRansform study is in patients with both wild type and hereditary forms of TTR-mediated amyloid cardiomyopathy. The NEURO-TTRansform study is in patients with polyneuropathy driven by hATTR amyloidosis.

Disease Background

Transthyretin-mediated amyloid cardiomyopathy, or ATTR-CM, is a progressive, irreversible, and debilitating disease. ATTR-CM is the result of TTR misfolding into clusters called amyloid deposits. These amyloid deposits build up in the cardiac muscle, causing debilitating heart damage and resulting in progressive heart failure—this damage can be disabling, and life-threatening. Amyloid deposits can also cause the heart wall to stiffen, resulting in progressing heart damage. Wild-type ATTR-CM, or wtATTR-CM, develops sporadically, meaning there is no genetic TTR mutation passed on through families. Symptoms for wtATTR-CM, which may initially be mild, typically emerge after age 65.

hATTR amyloidosis is a severe, progressive and life-threatening disease caused by the abnormal formation of the TTR protein and aggregation of TTR amyloid deposits in various tissues and organs throughout the body, including in peripheral nerves, the heart and intestinal tract. The progressive accumulation of TTR amyloid deposits in these organs often leads to intractable peripheral sensorimotor neuropathy, autonomic neuropathy, and/or cardiomyopathy, as well as other disease manifestations. hATTR amyloidosis causes significant morbidity and progressive decline in quality of life, severely impacting activities of daily living. The disease often progresses rapidly and can lead to premature death. The median survival is 4.7 years following diagnosis.

AKCEA-TTR-LRx Commercial Opportunity

The introduction of new medicines for the ATTR amyloidosis community should increase awareness and diagnosis while we develop AKCEA-TTR-LRx. We believe there are approximately 250,000 people diagnosed with ATTR amyloidosis. It is estimated that there are more than 200,000 people diagnosed with wild-type ATTR cardiomyopathy. There are currently around 50,000 hATTR amyloidosis patients worldwide. We believe the number of people with predominant cardiomyopathy symptoms is significantly underdiagnosed. We believe this is especially true in the African American population in which approximately 3% carry the V122I mutation, one of the most dominant mutations causing ATTR. The epidemiology of wild-type TTR amyloidosis is not well characterized, but we believe the number of patients diagnosed is rapidly increasing.

Technology Overview

Antisense Technology

Ionis discovered each of the medicines in our pipeline using its innovative antisense technology platform. Antisense technology is based on the use of synthetic nucleic acid sequences, which are primarily used to interrupt the production of a specified protein by targeting the specific corresponding messenger RNA, or mRNA, that encodes that protein. In this way, antisense medicines can be used to reduce the level of proteins that cause, or contribute to, the progression of various diseases. Because there are virtually no undruggable mRNA targets, we believe antisense technology may have broader potential than small molecule- and antibody-based technologies that target proteins. Furthermore, antisense technology has the potential to target a growing number of disease-related genes more directly and efficiently than other protein-directed modalities. We believe this technology represents an important advance in treating diseases.

The production of a protein starts with a process called transcription, where the instructions for making a protein are transcribed from a gene, or DNA, into mRNA. The cell's protein production process is called translation, and antisense medicines can be designed to interrupt this process by causing the destruction of the targeted mRNA and therefore preventing the production of a protein of interest. The graphic below further illustrates the impact of antisense medicines on the production of proteins via this mechanism of action:

Ionis has made significant improvements in its antisense medicine technology in recent years, most notably the creation of the LICA technology.

The unique properties of our antisense medicines provide several potential advantages over traditional drug discovery technologies. These advantages include:

•

Precise specificity. Our antisense medicines are created using Ionis' advanced screening processes to bind specifically to the mRNAs they were designed to target, which minimizes or eliminates the possibility of our medicines binding to unintended genetic targets and causing unwanted side effects.

•

Favorable dosing properties. We believe our medicines have predictable safety, pharmacokinetic and pharmacodynamic properties based on Ionis' research and development experience. Further, our medicines have a relatively long half-life of two to four weeks, which enables second generation medicines such as WAYLIVRA to be dosed once weekly and other medicines in our pipeline, which incorporate Ionis' LICA technology, to potentially be dosed once monthly or less frequently. Upon dosing, our medicines distribute well throughout the body, eliminating the need for special formulations or delivery vehicles.

•

Direct intervention in the disease process at the genetic level by targeting RNA: Antisense technology represents a direct route from gene to medicine. The explosion in genomic information and RNA biology has led to the discovery of many new disease-causing proteins and RNAs and has created new opportunities that are uniquely accessible to antisense technology.

•

Ability to combine with other medicines: Because antisense medicines do not interact with the enzymes that metabolize or break down other medicines, physicians can use our medicines in combination with other medicines.

•

Good medicine properties: Antisense medicines distribute well throughout the body without the need for special formulations or vehicles. They also have a relatively long half-life in the range of two to four weeks, which means patients and/or healthcare providers can dose our medicines weekly, monthly or even less frequently depending on the medicine and target tissue.

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

Our Relationship with Ionis

Ionis formed Akcea as a wholly-owned subsidiary to complete development of and commercialize Ionis’ medicines to treat lipid disorders. We began business operations in January 2015. We licensed our cardiometabolic franchise from Ionis at the beginning of 2015. Prior to licensing these medicines, Ionis’ employees performed all of the development, regulatory and manufacturing activities for these medicines either themselves or through third-party providers. As such, Ionis incurred all of the expenses associated with these activities and reported them in its consolidated financial statements. We licensed TEGSEDI and AKCEA-TTR-LRx from Ionis in April 2018. Prior to then, Ionis had been advancing these medicines in development and incurring the expenses for those activities. Under our license agreements with Ionis, Ionis continued and is continuing to conduct certain development, regulatory and manufacturing activities for our medicines and we reimburse Ionis for these services. Also, under these license agreements, we are required to pay Ionis sublicense fees based on amounts we receive under license and collaboration agreements with others. In the past, Ionis has accepted certain payments owed by us in the form of Akcea common stock, rather than cash, which was determined based on mutual agreement at the then fair market value of Akcea’s common shares. For example, as a result of the $250.0 million upfront license fee that we received in November 2019 from Pfizer as a result of the license agreement with Pfizer, we settled our $125.0 million obligation to Ionis in Akcea common stock. Ionis also accepted $75.0 million in Akcea common stock as payment for our obligation resulting from the $150.0 million license fee that we received from Novartis in February 2019 as a result of Novartis exercising their option to license AKCEA-APO(a)-LRx. However, Ionis may not choose to accept stock for future payments we owe Ionis. As of December 31, 2019, Ionis owned approximately 76 percent of our outstanding stock. As a result, we are controlled by Ionis and are a “controlled company” under the marketplace rules of the Nasdaq Stock Market, or Nasdaq.

Exclusive Rights to Our Development Pipeline and Intellectual Property; Right of First Negotiation

Ionis is a leading company researching and developing antisense medicines. Under our agreements with Ionis, we have rights to Ionis' proprietary technologies for use with our medicines. Specifically, we obtained an exclusive license from Ionis to globally commercialize our pipeline of medicines, including TEGSEDI, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and AKCEA-TTR-LRx. Ionis also agreed that it would not work on its own or with other parties to develop or commercialize antisense medicines that target the same gene targets as the medicines we are developing and commercializing. We also have access to future improvements Ionis may make to its antisense technology platform, such as improved manufacturing technologies.

In addition, Ionis has granted us a right of first negotiation with respect to Ionis development candidates that are designed to treat a rare cardiometabolic disease or a rare inherited metabolic disease.

Separately, Ionis also recently committed to potentially out-licensing additional medicines from its wholly owned pipeline to us, and we are currently in discussions with Ionis to potentially in-license a product that complements our rare disease expertise. We believe that our strong relationship with Ionis will continue to be a strategic advantage for Akcea, especially as Ionis’ pipeline continues to grow and expand into new rare disease areas for which Akcea could be a potential commercialization partner.

Our Strategic Collaboration with Novartis

In January 2017, we initiated a strategic collaboration with Novartis for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. In February 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. Novartis initiated a Phase 3 study of AKCEA-APO(a)-LRx in patients with CVD and elevated levels of Lp(a). Novartis is now responsible for all future development and commercialization activities for AKCEA-APO(a)-LRx. We are eligible to receive tiered, double-digit royalties in the mid-teens to low twenty percent range on sales of AKCEA-APO(a)-LRx from Novartis and milestone payments if and when it meets the development, regulatory and sales milestones specified in our agreement. In connection with Novartis’ exercise of its option to exclusively license AKCEA-APO(a)-LRx, we and Novartis established a more definitive framework under which we may negotiate the co-commercialization of AKCEA-APO(a)-LRx between the two companies in selected markets. Included in this framework is an option by which Novartis could solely commercialize AKCEA-APO(a)-LRx in exchange for Novartis paying us increased commercial milestone payments based on sales of AKCEA-APO(a)-LRx. We will share any milestone payments and royalties equally with Ionis.

In December 2019, Novartis made a strategic portfolio decision not to exercise its option and to terminate its rights to AKCEA-APOCIII-LRx and, consequently, we now retain the rights to AKCEA-APOCIII-LRx. In January 2020, we reported positive Phase 2 top line results from this program in the treatment of patients with hypertriglyceridemia who are at risk for, or have established, CVD. We and Ionis plan to initiate a Phase 3 program in FCS for this medicine in 2020 and we are evaluating development in additional rare and common diseases that are associated with high triglyceride levels. AKCEA-APOCIII-LRx also has the potential to favorably impact numerous other risk factors independently associated with CVD.

Under our Novartis agreement, we received $75.0 million in an upfront option payment in February 2017, of which we retained $60.0 million and paid Ionis a $15.0 million sublicense fee, and Novartis purchased $100.0 million of Ionis' common stock at a premium. We also received a $150.0 million license fee when Novartis exercised its option to license AKCEA-APO(a)-LRx in February 2019, for which we issued 2,837,373 shares of our common stock to Ionis in March 2019, as payment for a $75.0 million sublicense fee. In addition to the upfront payment and license fee we are eligible to receive up to $675.0 million in milestone payments from Novartis for AKCEA-APO(a)-LRx, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $360.0 million for the achievement of commercialization milestones. We are also eligible to receive tiered, double-digit royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx, and Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will share any milestone payments and royalties equally with Ionis.

If Novartis stops developing or commercializing AKCEA-APO(a)-LRx and we subsequently commercialize the medicine on our own or with another party, we are required to negotiate in good faith and mutually agree with Novartis the terms of a royalty payable to Novartis on the returned medicine.

The agreement with Novartis will continue until the expiration of all payment obligations under the agreement. In addition, the agreement as a whole or with respect to any medicine under the agreement may terminate early under the following situations:

•	Novartis may terminate the agreement as a whole or with respect to any medicine at any time by providing written notice to us;
•

Either we or Novartis may terminate the agreement with respect to any medicine by providing written notice to the other party in good faith that we or Novartis have determined that the continued development or commercialization of the medicine presents safety concerns that pose an unacceptable risk or threat of harm in humans or would violate any applicable law, ethical principles or principles of scientific integrity;

•

Either we or Novartis may terminate the agreement for a medicine by providing written notice to the other party upon the other party's uncured failure to perform a material obligation related to the medicine under the agreement, or the entire agreement if the other party becomes insolvent; and

•	We may terminate the agreement if Novartis disputes or assists a third party to dispute the validity of any of our or Ionis' patents.

Under certain circumstances, the agreement with Novartis provides a mechanism to ensure that patients who were being treated with AKCEA-APO(a)-LRx prior to such termination or who desire access to AKCEA-APO(a)-LRx can continue to have access to AKCEA-APO(a)-LRx while the regulatory and commercial responsibilities for AKCEA-APO(a)-LRx are transitioned from Novartis to us. Additionally, in January 2017, we and Ionis entered into a Stock Purchase Agreement, or SPA, with Novartis. Under the SPA, in July 2017, Novartis purchased $50.0 million of our common stock in a separate private placement concurrent with the completion of our IPO at a price per share equal to the IPO price.

Our Strategic Collaboration with Pfizer

In October 2019, we entered into a license agreement with Pfizer, which has a potential aggregate transaction value of up to $1.6 billion, plus royalties, which we would generally be required to share equally with Ionis. The calculation of potential aggregate transaction value assumes that Pfizer successfully develops and achieves regulatory approval for AKCEA-ANGPTL3-LRx in multiple indications in the U.S., E.U. and Japan, and that Pfizer achieves pre-specified sales targets with respect to AKCEA-ANGPTL3-LRx. In addition to the upfront payment of $250.0 million that we received in November 2019, we are eligible to receive up to $1.3 billion in milestone payments, including up to $205.0 million for the achievement of development milestones, up to $250.0 million for the achievement of regulatory milestones and up to $850.0 million for the achievement of commercialization milestones. We are also eligible to receive tiered, double-digit royalties in the mid-teens to low twenty percent range on net sales of AKCEA-ANGPTL3-LRx, and Pfizer will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will share any milestone payments and royalties equally with Ionis.

The agreement with Pfizer will continue until the expiration of the last to expire royalty term with respect to AKCEA-ANGPTL3-LRx in all countries worldwide. In addition, the agreement may terminate early under the following situations:

•	Pfizer may terminate the agreement at any time for convenience by providing written notice to us; and
•

Prior to the first commercial sale of AKCEA-ANGPTL3-LRx, either we or Pfizer may terminate the Agreement on written notice to the other party if the other party is in material breach of its obligations thereunder and has not cured such breach within 30 days after notice in the case of a payment breach or 90 days after notice in the case of any other breach.

If the agreement with Pfizer is terminated, we and Pfizer will negotiate in good faith terms governing transitional arrangements to ensure continuity of supply of AKCEA-ANGPTL3-LRx to patients.

Competition

The commercialization of new medicines is competitive, and we may face worldwide competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, nutraceutical companies and ultimately generic pharmaceutical companies. Our competitors may develop or market therapies that are more effective, safer, more convenient to use, or less costly than any that we are commercializing, or may obtain regulatory or reimbursement approval for their therapies more rapidly than we may obtain approval for ours. Many of our competitors have substantially greater financial, technical and human resources than we have. Additionally, mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields.

TEGSEDI faces competition from medicines such as ONPATTRO, marketed by Alnylam Pharmaceuticals, Inc., or Alnylam, for hATTR amyloidosis patients with polyneuropathy, VYNDAQEL ® and VYNDAMAX™, both marketed by Pfizer, available in the U.S. for patients with both hereditary and wild type ATTR cardiomyopathy, or ATTR-CM, and available in the E.U. for stage 1 hATTR amyloidosis with polyneuropathy. VYNDAQEL was also recently approved by the EC for the treatment of wild-type or hereditary transthyretin amyloidosis in adult patients with ATTR-CM. ONPATTRO, which is an RNAi therapy made by Alnylam, is currently approved in the U.S., E.U and either approved or seeking approval in other geographies. The product label for TEGSEDI in the U.S. has a boxed warning for thrombocytopenia and glomerulonephritis, requiring periodic blood and urine monitoring, and TEGSEDI also has a Risk Evaluation and Mitigation Strategy, or REMS, program. Although ONPATTRO requires intravenous administration and pre-treatment with steroids, it does not have a boxed warning or REMS. Beyond these medicines that are either marketed or under regulatory review, there are also additional medicines in clinical development. Alnylam is developing next generation RNAi medicine, vutrisiran, which is currently in Phase 3 clinical development in hATTR amyloidosis with polyneuropathy and cardiomyopathy and wtATTR-CM. Alnylam is conducting additional clinical work for ONPATTRO and it is possible that Pfizer could do additional clinical work with VYNDAMAX and/or VYNDAQEL. Eidos is developing AG10 for patients with ATTR with cardiomyopathy and is currently enrolling a Phase 3 study.

With respect to WAYLIVRA to treat patients with FCS, NeuroBo Pharmaceuticals’ Gemcabene is being studied in patients with severe hypertriglyceridemia, defined as triglycerides above 500 mg/dL. NeuroBo announced in June 2018 that Gemcabene met its Phase 2b primary endpoint and demonstrated statistically significant lowering of triglycerides in severe hypertriglyceridemia. In August 2018, however, the FDA requested that NeuroBo produce data from a sub-chronic toxicology study to lift the partial clinical hold that was issued in 2004.  NeuroBo has announced that they will be submitting the request to lift the partial hold in the first half of 2020.

Amryt Pharma’s Myalept, or metreleptin, is in a Phase 2 trial for FPL patients who also have NASH. Metreleptin is currently approved for use in the U.S. and E.U. in generalized lipodystrophy, or GL patients. Metreleptin does not affect apoC-III levels. ApoC-III levels have been shown to be elevated in FPL patients and directly correlated to triglyceride levels. In addition, many patients with FCS and FPL use diet, niacin, fish oils and/or fibrates to reduce their elevated triglycerides. Niacin, fish oils and fibrates are generally not effective in patients with FCS. The ultra-low-fat diet that patients with FCS and FPL are required to maintain is extremely burdensome to patients and their families. Based on our WAYLIVRA clinical experience, including in individuals with FCS, we believe that WAYLIVRA will work equally well as a single agent or in combination with other triglyceride-lowering medicines or approaches.

With respect to WAYLIVRA and AKCEA-APOCIII-LRx, Arrowhead Pharmaceuticals, Inc., or Arrowhead, has presented Phase 1/2a clinical data of ARO-APOC3, an RNAi-based drug targeting apoC-III for treatment of hypertriglyceridemia and FCS.  The key points presented included safety and tolerability. Arrowhead plans to initiate a pivotal Phase 3 study in 2020.  To our knowledge, there are currently no other direct competitors for lowering apoC-III in clinical development.

With respect to AKCEA-APO(a)-LRx, we are not aware of any other medicines currently in clinical development specifically for the treatment of hyperlipoproteinemia(a) and associated cardiovascular disease. Arrowhead and Amgen have a Phase 1 program ongoing for AMG890, formerly referred to as ARO-LPA, which uses an RNAi medicine conjugated with a GalNAc for the same target as AKCEA-APO(a)-LRx. Under its strategic collaboration agreement with Alnylam, Ionis received an exclusive, royalty-bearing license to Alnylam's chemistry, RNA targeting mechanism and target-specific intellectual property for oligonucleotides against apo(a), which means that Alnylam agreed not to use the exclusively licensed technology to develop or commercialize an oligonucleotide against apo(a).

AKCEA-ANGPTL3-LRx may compete with Evinacumab, a monoclonal antibody that binds to ANGPTL3 that Regeneron Pharmaceuticals, Inc. is developing. Evinacumab is currently in Phase 3 development for the treatment of homozygous familial hypercholesterolemia, or HoFH and Regeneron expects to file a New Drug Application, or NDA, in 2020. Evinacumab is also in Phase 2 development for severe forms of hypercholesterolemia and sever hypertriglyceridemia. Arrowhead also has an ongoing clinical program with an ANGPTL3 inhibitor, ARO-ANG3 which is currently in Phase 1 in patients with hypercholesterolemia and hypertriglyceridemia. Arrowhead has said it plans to initiate Phase 3 for this program this year.

Intellectual Property

We have in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to TEGSEDI, WAYLIVRA and our other medicines in development and, more generally, the development and commercialization of oligonucleotide therapeutics. Our objective is to continue to develop and strengthen our proprietary position to further protect our medicines.

We obtained our rights to the patents covering TEGSEDI, WAYLIVRA and our other medicines in development and our rights in Ionis' proprietary technology platform and know-how under our development, commercialization and license agreements with Ionis. We seek to expand our portfolio of patents and patent applications by filing and prosecuting existing patent rights and filing additional patent applications.

We seek patent protection in significant markets and/or countries for each medicine in development. We also seek to maximize patent term. The patent exclusivity period for a medicine will prevent generic medicines from entering the market during this period. Patent exclusivity depends on a number of factors, including initial patent term or, the natural term, and available patent term extensions based upon delays caused by the regulatory approval process.

TTR, TEGSEDI and AKCEA-TTR-LRx Intellectual Property

We have an exclusive license under Ionis' TTR patent estate to develop and commercialize TEGSEDI and the LICA follow-on medicine, AKCEA-TTR-LRx.

The TTR patent estate includes granted U.S. patents covering the TEGSEDI compound, composition, and uses (e.g. US 8,101,743; US 8,697,860; US 9,061,044; and US 9,399,774) that together provide a natural patent term to 2031. We have applied for patent term extension to recapture a portion of the term lost during regulatory review.  The issued claims protect TEGSEDI from generic competition in the U.S. until at least 2031.  Similar patents covering TEGSEDI are granted in several foreign jurisdictions including Europe and Japan.

The TTR patent estate also includes granted and pending claims covering AKCEA-TTR-LRx worldwide. Granted claims in Europe cover the sequence of AKCEA-TTR-LRx and its use in treating transthyretin amyloidosis with natural patent term to 2031 (EP2563920). Claims covering the specific chemical composition of AKCEA-TTR-LRx and use in treating transthyretin amyloidosis are pending and have a natural patent term to 2034. Such patents may qualify for patent term extensions that may be obtained based on development and regulatory timeframes.

ApoC-III, WAYLIVRA and AKCEA-APOCIII-LRx Intellectual Property

We have an exclusive license under Ionis' apoC-III patent estate to develop and commercialize WAYLIVRA and the LICA follow-on medicine, AKCEA-APOCIII-LRx. The apoC-III patent estate includes patent claims in the U.S. drawn to the use of antisense compounds complementary to the mRNA of human apoC-III, including compounds designed to the region targeted by WAYLIVRA and AKCEA-APOCIII-LRx (US 7,598,227) with a natural patent term of 2023. Similar claims covering compounds complementary to any site on human apoC-III have been granted in Australia.

The apoC-III patent estate also includes issued patent claims to the specific antisense sequence and chemical composition of WAYLIVRA in the U.S. (US 7,750,141), Australia and Europe (EP1622597). The issued claims in the U.S. should protect WAYLIVRA from generic competition in the U.S. until at least 2023. In addition, depending upon the timing, duration and specifics of FDA regulatory review, this patent may be eligible for patent term restoration to recapture a portion of the term lost during such review. We are also pursuing additional patent applications directed to methods of using WAYLIVRA and other apoC-III compounds for treating various disorders, including FCS in jurisdictions worldwide. Claims drawn to methods of using apoC-III specific inhibitors, and specifically compounds designed to target the same sequence as WAYLIVRA and AKCEA-APOCIII-LRx, for treating FCS have issued in the U.S. (US 9,593,333) and have a natural term to 2034. Such patents may qualify for patent term extension based on development and regulatory timeframes.

The apoC-III patent estate also includes issued patent claims covering the specific chemical composition of AKCEA-APOCIII-LRx in the U.S. (US 9,163,239). The claims should protect AKCEA-APOCIII-LRx from generic competition until at least 2034. We are pursuing additional patent coverage for AKCEA-APOCIII-LRx in jurisdictions worldwide.

Apo(a) and AKCEA-APO(a)-LRx Intellectual Property

We have an exclusive license under Ionis' apo(a) patent estate to develop and commercialize AKCEA-APO(a)-LRx. The apo(a) patent estate includes issued patent claims to the specific antisense sequence and chemical composition of AKCEA-APO(a)-LRx in the U.S. (US 9,181,550). The issued claims directed to the composition should protect AKCEA-APO(a)-LRx from generic competition in the U.S. until at least 2034. Such patents may qualify for patent term extension based on development and regulatory timeframes. We are also pursuing additional patent applications designed to protect the AKCEA-APO(a)-LRx composition and additional dosing and methods of use in jurisdictions worldwide.

ANGPTL3 and AKCEA-ANGPTL3-LRx Intellectual Property

We have an exclusive license under Ionis' ANGPTL3 patent estate to develop and commercialize AKCEA-ANGPTL3-LRx. The ANGPTL3 patent estate includes issued patent claims drawn to the use of antisense compounds complementary to ANGPTL3 RNA for inhibiting the production of ANGPTL3 (US 8,653,047). The ANGPTL3 patent estate also includes issued patent claims covering the specific antisense sequence and chemical composition of AKCEA-ANGPTL3-LRx in the U.S. (US 9,382,540). The issued claims directed to the chemical composition should protect AKCEA-ANGPTL3-LRx from generic competition until at least 2035. Such patents may qualify for patent term extension based on development and regulatory timeframes. We are pursuing additional patent claims designed to protect the sequence and chemical composition of AKCEA-ANGPTL3-LRx in jurisdictions worldwide.

Trade Secrets

In addition to the protections afforded by patents and other regulatory protections, we may rely, in some circumstances, on trade secrets to protect our technology. Trade secrets may be useful to protect proprietary know-how that is not patentable or which we elect not to patent. Trade secrets may also be useful for processes or improvements for which patents are difficult to enforce. We also protect our medicines and the proprietary technology platform through confidentiality agreements with employees, consultants, advisors, contractors and collaborators. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Manufacturing

Ionis has internal capabilities to manufacture medicines. Ionis has dedicated significant resources to develop ways to improve manufacturing efficiency and capacity. Since Ionis can use variants of the same nucleotide building blocks and the same type of equipment to produce our oligonucleotide medicines, Ionis found that the same techniques used to efficiently manufacture one oligonucleotide medicine could help improve the manufacturing processes for many other oligonucleotide medicines. With Ionis’ expertise in optimizing manufacturing of oligonucleotides, we and Ionis believe we can develop new processes to scale up manufacturing of our LICA medicines at commercially competitive prices. By developing several proprietary chemical processes to scale up its manufacturing capabilities, Ionis has greatly reduced the cost of producing oligonucleotide medicines. For example, Ionis has significantly reduced the cost of raw materials through improved yield efficiency, while at the same time increasing capacity to make the medicines. Through both Ionis’ internal research and development programs and collaborations with outside vendors we and Ionis may achieve even greater efficiency and further cost reductions. In connection with Novartis’ exercise of its option to license AKCEA-APO(a)-LRx, Novartis is responsible for the long-term supply for the licensed medicine. In addition, under our license agreement with Pfizer for AKCEA-ANGPTL3-LRx, Pfizer is responsible for the long-term supply for the licensed medicine.

TEGSEDI

For TEGSEDI’s commercial drug supply, we are using contract manufacturing organizations, or CMOs, to produce custom raw materials, active pharmaceutical ingredient, or API, and finished goods. Our CMO partners have extensive technical expertise and current good manufacturing practice, or cGMP, experience. We believe our current network of CMO partners are capable of providing sufficient quantities to meet anticipated commercial demands. Additionally, we continue to evaluate relationships with additional suppliers to increase overall capacity as well as reduce risks. While we believe that there are alternate sources of supply that can satisfy our commercial requirements, we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs. We also cannot provide assurance that we will not experience a disruption in supply from our current CMO partners.

CMOs are subject to the FDA’s cGMP requirements and other rules and regulations prescribed by foreign regulatory authorities. We depend on our CMO partners for continued compliance with cGMP requirements and applicable foreign standards.

WAYLIVRA

Ionis has supplied us with API to complete our ongoing activities for WAYLIVRA, including commercial launch in the E.U. and potential commercial launch in the U.S. if approved. We believe the API and drug product are adequate for at least the first two years of WAYLIVRA’s commercial launch. We plan to leverage our relationships with CMOs to procure our own long-term raw material and drug supplies at competitive prices.

LICA Pipeline

We believe we have sufficient manufacturing capacity, through Ionis, to meet our current development needs, including the ongoing studies for AKCEA-APOCIII-LRx and AKCEA-TTR-LRx. We believe that we have, or will be able to develop or acquire, sufficient supply capacity to meet our anticipated future needs. Ionis has supplied the API and the finished drug product for the clinical studies for each of the medicines in our pipeline through the completion of the on-going studies. Ionis also has agreed to supply and has supplied the API and the finished drug product for our medicines that we are developing ourselves. We and Ionis have long-standing and strong relationships with third-party vendors who can supply us with both API and finished drug product and are currently supplying API and finished drug product to other of Ionis' partners. Ionis also has long-standing and strong relationships with the vendors who supply the key raw materials to Ionis to make our medicines and to a major oligonucleotide CMO. We also believe that with anticipated benefits from increases in scale and improvements in chemistry, through Ionis or third parties, we will be able to manufacture our antisense medicines at commercially reasonable prices.

To date, Ionis has manufactured itself or through a CMO, only limited supplies of LICA for their own and our own nonclinical and clinical studies for LICA-conjugated medicines. LICA enables lower doses than unconjugated oligonucleotides. We believe Ionis’ expertise in optimizing manufacturing of oligonucleotides will enable the development of new processes to scale up manufacturing of these LICA conjugated medicines at commercially competitive prices.

Government Regulation and Approval

United States—FDA Process

In the U.S., the FDA regulates drugs. The Federal Food, Drug and Cosmetic Act, or FDCA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of drugs. To obtain regulatory approvals in the U.S. and in foreign countries, and subsequently comply with applicable statutes and regulations, we will need to spend substantial time and financial resources.

Approval Process

The FDA must approve any new unapproved drug or certain changes to a previously approved drug before a manufacturer can market it in the U.S. If a company does not comply with applicable U.S. requirements, it may be subject to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, Warning or Untitled Letters, clinical holds, drug recalls, drug seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. The steps we must complete before we can market a drug include:

•	completion of preclinical laboratory tests, animal studies, and formulation studies, all performed in accordance with the FDA's Good Laboratory Practice, or GLP, regulations;
•

submission to the FDA of an Investigational New Drug application, or IND, for human clinical testing, which must become effective before human clinical studies start. The sponsor must update the IND annually;

•	approval of the study by an independent institutional review board, or IRB, or ethics committee representing each clinical site before each clinical study begins;
•	performance of adequate and well-controlled human clinical studies to establish the safety and efficacy of the drug for each indication to the FDA's satisfaction;
•	submission to the FDA of a New Drug Application, or NDA;
•	potential review of the drug application by an FDA advisory committee, where appropriate and if applicable;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities to assess compliance with current good manufacturing practices, cGMP, or regulations; and
•	FDA review and approval of the NDA.

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

The FDA requires a 30-day waiting period after the submission of each IND before a company can begin clinical testing in humans in the U.S. If the FDA has neither commented on nor questioned the IND within this 30-day period, the IND sponsor may begin the proposed clinical study. However, the FDA may, within the 30-day time period, raise concerns or questions relating to one or more proposed clinical studies and place the clinical study on a clinical hold. In such a case, the company and the FDA must resolve any outstanding concerns before the company begins the clinical study. Accordingly, the submission of an IND may or may not be sufficient for the FDA to permit the sponsor to start a clinical study. The company must also make a separate submission to an existing IND for each successive clinical study conducted during drug development.

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

The company must submit each protocol involving testing on U.S. patients and subsequent protocol amendments to the FDA as part of the IND. The FDA may order the temporary, or permanent, discontinuation of a clinical study at any time, or impose other sanctions, if it believes that the sponsor is not conducting the clinical study in accordance with FDA requirements or presents an unacceptable risk to the clinical study patients. The sponsor must also submit the study protocol and informed consent information for patients in clinical studies to an IRB for approval. An IRB may halt the clinical study, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions.

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

Once the FDA accepts the filing on the agency's threshold determination that the application is sufficiently complete to permit substantive review, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Under the Prescription Drug User Fee Act, the FDA has a goal of responding to standard review NDAs within ten months after the 60-day filing review period, but this timeframe is often extended. The FDA reviews most applications for standard review drugs within ten to 12 months and most applications for priority review drugs within six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists.

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

The FDA's Decision on an NDA

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter indicates that the FDA has completed its review of the application and the agency has determined that it will not approve the application in its present form. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional clinical data and/or other significant, expensive and time-consuming requirements related to clinical studies, preclinical studies and/or manufacturing. The FDA has committed to reviewing resubmissions of the NDA addressing such deficiencies in two or six months, depending on the type of information included. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Also, the government may establish additional requirements, including those resulting from new legislation, or the FDA's policies may change, which could delay or prevent regulatory approval.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a REMS program to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for REMS can materially affect the potential market and profitability of the drug. Moreover, the FDA may condition approval on substantial post-approval testing and surveillance to monitor the drug's safety or efficacy. Once granted, the FDA may withdraw drug approvals if a company fails to comply with regulatory standards or identifies problems following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing new NDAs. As with new NDAs, the FDA often significantly extends the review process with requests for additional information or clarification.

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

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our drugs and we expect to continue to rely in the future on third parties for the production of such quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a drug or the failure to comply with applicable requirements may result in restrictions on a drug, manufacturer or holder of an approved NDA, including withdrawal or recall of the drug from the market or other voluntary, FDA-initiated or judicial actions that could delay or prohibit further marketing.

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

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S. and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the U.S.

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

U.S. Patent Term Restoration

Patent term can also be extended based on the amount of time the patented drug spends in regulatory review for drug approval. The length of time between drug launch and patent expiration is significantly less than the full 20-year patent term because companies often obtain the patents relating to a drug early in development and the development path for regulatory approval is long. In the U.S., The Drug Price Competition and Patent Term Restoration Act of 1984 (commonly known as the Hatch-Waxman Act) permits a patent holder to seek a patent extension, commonly called patent term restoration, for a patent on a drug governed by the FDCA. The length of patent term restoration is related to the length of time the drug is under regulatory review. Patent term restoration can be a maximum of 5 years and cannot extend the remaining term of a patent beyond a total of 14 years from the date of drug approval. Only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug in that jurisdiction.

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

Healthcare Reform

In the U.S. and foreign jurisdictions, the legislative landscape continues to evolve. There have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, was enacted, which includes measures that have significantly changed health care financing by both governmental and private insurers. The provisions of the PPACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

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

In addition, other health reform measures have been proposed and adopted in the U.S. since PPACA was enacted. For example, as a result of the Budget Control Act of 2011, providers are subject to Medicare payment reductions of 2% per fiscal year through 2025 unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments from providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

European Union—EMA Process

In the E.U., drugs follow a similar demanding process as that we described above for the U.S., and the ICH Common Technical Document is the basis for applications. Prior to submitting a European Marketing Authorization Application, or MAA, it is necessary to gain approval of a detailed Pediatric Investigation Plan, or PIP, with the European Medicines Agency's Pediatric Committee, or PDCO. After gaining PIP approval, E.U. regulatory authorities can authorize the drug using either the centralized authorization procedure or national authorization procedures.

Centralized Procedure

Under the centralized procedure, after the EMA issues an opinion, the EC issues a single marketing authorization valid across the E.U., as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that: are derived from biotechnology processes, such as genetic engineering; contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions; and are officially designated orphan drugs. For drugs that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the drug concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health. WAYLIVRA has been granted a Promising Innovative Medicine, or PIM, Designation by the United Kingdom's Medicines and Healthcare products Regulatory Agency, or MHRA, for the treatment of people with FCS. A PIM Designation is an early indication that a medicinal product is a promising candidate for the Early Access to Medicines Scheme, or EAMS, in the UK, intended for the treatment, diagnosis or prevention of a life-threatening or seriously debilitating condition, with the potential to address an unmet medical need.

National Authorization Procedures

There are also two other possible routes to authorize medicinal products in several countries, which are available for products that fall outside the scope of the centralized procedure:

•

Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one E.U. country of a medicinal product that has not yet been authorized in any E.U. country and that does not fall within the mandatory scope of the centralized procedure.

•

Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one E.U. Member State, in accordance with the national procedures of that country. Thereafter, further marketing authorizations can be sought from other E.U. countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

Good Manufacturing Practices

Like the FDA, the EMA, the competent authorities of the E.U. Member States, and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacturing of drugs prior to approving a drug. If, after receiving clearance from regulatory agencies, a company makes a material change in manufacturing equipment, location or process, additional regulatory review and approval may be required. Once we or our partners commercialize drugs, we will be required to comply with cGMP and drug-specific regulations enforced by the EC, the EMA and the competent authorities of the E.U. Member States following drug approval. Also like the FDA, the EMA, the competent authorities of the E.U. Member States, and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities and processes following the initial approval of a drug. If, as a result of these inspections, the regulatory agencies determine that our or our partners' equipment, facilities, or processes do not comply with applicable regulations and conditions of drug approval, they may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations or the withdrawal of our drug from the market.

Data and Market Exclusivity

Similar to the U.S., there is a process to authorize generic versions of innovative drugs in the E.U. Generic competitors can submit abridged applications to authorize generic versions of drugs authorized by EMA through a centralized procedure referencing the innovator's data and demonstrating bioequivalence to the reference drug, among other things. New drugs in the E.U. can receive eight years of data exclusivity coupled with two years of market exclusivity, and a potential one-year extension, if the marketing authorization holder obtains an authorization for one or more new therapeutic indications that demonstrates "significant clinical benefit" in comparison with existing therapies. This system is usually referred to as "8+2." Abridged applications cannot rely on an innovator's data until after expiry of the eight-year date exclusivity term, meaning that a competitor can file an application for a generic drug, but the drug cannot be marketed until the end of the market exclusivity term.

Other International Markets—Drug Approval Process

In some international markets (such as China or Japan), although data generated in U.S. or E.U. studies may be submitted in support of a marketing authorization application, regulators may require additional clinical studies conducted in the host territory, or studying people of the ethnicity of the host territory, prior to the filing or approval of marketing applications within the country.

Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any medicine for which we may obtain regulatory approval. In the U.S. and in other countries, sales of any medicine for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payers. Third-party payers include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug may be separate from the process for setting the reimbursement rate that the payer will pay for the drug. Third-party payers may limit coverage to specific drugs on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a payer's decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Additionally, coverage and reimbursement for drugs can differ significantly from payer to payer. One third-party payer's decision to cover a particular drug does not ensure that other payers will also provide coverage for the drug or will provide coverage at an adequate reimbursement rate. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development.

Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of drugs and services, in addition to their safety and efficacy. To obtain coverage and reimbursement for any drug that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our drug. These studies will be in addition to the studies required to obtain regulatory approvals. If third-party payers do not consider a drug to be cost-effective compared to other available therapies, they may not cover the drug after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its drugs at a profit.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs for branded prescription drugs. By way of example, the PPACA contains provisions that may reduce the profitability of drugs, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies' share of sales to federal health care programs. Adoption of government controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for our drugs.

In the European community, governments influence the price of drugs through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those drugs to consumers. Some jurisdictions operate positive and negative list systems under which drugs may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical studies that compare the cost effectiveness of a particular drug candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new drugs. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any medicine for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, the focus on cost containment measures in the U.S. and other countries has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if we attain favorable coverage and reimbursement status for one or more medicines for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Sales and Marketing

Numerous regulatory authorities in addition to the FDA, including, in the U.S., the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, and similar foreign, state and local government authorities, regulate sales, promotion and other activities following drug approval. As described above, the FDA regulates all advertising and promotion activities for drugs under its jurisdiction both prior to and after approval. Only those claims relating to safety and efficacy that the FDA has approved may be used in labeling. Physicians may prescribe legally available drugs for uses that are not described in the drug's labeling and that differ from those we tested and the FDA approved. Such off-label uses are common across medical specialties and often reflect a physician's belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers' communications regarding off-label uses. If we do not comply with applicable FDA requirements, we may face adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA. Promotion of off-label uses of drugs can also implicate the false claims laws described below.

In the U.S. sales, marketing and scientific/educational programs must also comply with various federal and state laws pertaining to healthcare "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions, limited statutory exceptions and regulatory safe harbors, and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, the PPACA among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA clarifies that the government may assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment, to third-party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our drugs may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called "responsible corporate officer" doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing.

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

Similar rigid restrictions are imposed on the promotion and marketing of drugs in the E.U. and other countries. Even in those countries where we may not be directly responsible for the promotion and marketing of our medicines, if our potential international distribution partners engage in inappropriate activity, it can have adverse implications for us.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the U.S., can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

Employees

As of February 20, 2020, we employed 294 people. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Collective bargaining agreements do not cover any of our employees and management considers relations with our employees to be good.

Corporate Information

We incorporated in Delaware in December 2014. Our principal offices are in Boston, Massachusetts. We make available, free of charge, on our website, www.akceatx.com, our reports on Forms 10-K, 10-Q, 8-K and amendments thereto, as soon as reasonably practical after we file such materials with the Securities and Exchange Commission, or SEC. Any information that we include on or link to our website is not a part of this report or any registration statement that incorporates this report by reference. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Information about our Executive Officers

The following sets forth certain information regarding our executive officers as of February 20, 2020:

Name	Age	Position
Damien McDevitt, Ph.D.	53	Interim Chief Executive Officer
Michael MacLean*	54	Chief Financial Officer
Alex G. Howarth	51	Chief Operating Officer
Louis St. L. O'Dea, MB BCh BAO, FRCP(C)	69	Chief Medical Officer
Kyle Jenne	44	Chief Commercial Officer

*	On January 2, 2020, Mr. MacLean delivered us a 90-day notice of resignation from his position as Chief Financial Officer. Mr. MacLean’s resignation will be effective April 1, 2020.

DAMIEN MCDEVITT

Interim Chief Executive Officer

Dr. McDevitt has served as our Interim Chief Executive Officer since September 2019. He has served and continues to serve as a member of our Board of Directors since October 2018. Prior to joining us, from June 2018 to September 2019, Dr. McDevitt was Chief Business Officer of Ionis Pharmaceuticals, Inc. and was a member of Ionis’ executive leadership team, responsible for leading Ionis’ corporate development activities, including corporate communications, business development, competitive intelligence and alliance management. Prior to that, Dr. McDevitt was Senior Vice President, Corporate Development at ACADIA Pharmaceuticals from November 2017 to June 2018. Prior to ACADIA, Dr. McDevitt was at GlaxoSmithKline plc, or GSK, for more than two decades since 1996, where he was instrumental in over 70 global business development transactions involving multiple therapeutic areas, including severe and rare and neuromuscular diseases, among others. He served in various roles with increasing responsibility including Vice President, Head of Business Development for R&D Extended Therapy areas, Head of Worldwide Business Development Asia and head of GSK’s R&D West Coast Innovation Center.

MICHAEL MACLEAN

Chief Financial Officer

Mr. MacLean has served as our Chief Financial Officer since September 2017. Prior to joining us, from September 2015 to September 2017, Mr. MacLean was Chief Financial Officer and Executive Vice President for PureTech Health, an advanced, clinical-stage, public biopharmaceutical company focusing on diseases caused by dysfunctions in the nervous, gastrointestinal and immune systems. Previously, Mr. MacLean served as Senior Vice President of Finance and Chief Accounting Officer of Biogen Inc. where he led the Company's worldwide finance organization. On January 2, 2020, Mr. MacLean delivered us a 90-day notice of resignation from his position as Chief Financial Officer. Mr. MacLean’s resignation will be effective April 1, 2020.

ALEX G. HOWARTH

Chief Operating Officer

Mr. Howarth has served as our Chief Operating Officer since December 2019. Prior to joining us, from January 2019 to November 2019, Mr. Howarth served as President of Lycera Corp. and was Chief Financial Officer of Lycera Corp. from September 2015 to December 2018. Prior to this, from April 2007 to September 2015, Mr. Howarth fulfilled various executive roles including Chief Business Officer and Chief Financial Officer of moksha8. Prior to joining moksha8, from January 2005 to March 2007, Mr. Howarth was Chief Business Officer at Vitae Pharmaceuticals, where he led the company’s business development, legal and commercial operations. Previously, Mr. Howarth held senior positions at GSK, including as Senior Director, Worldwide Business Development, executing licensing transactions across all phases of development in diverse therapeutic areas, and then as Head, Venture Partnerships, focused on partnering GSK’s clinical assets. Before this, he worked at KPMG in London, UK where he qualified as a chartered accountant.

LOUIS ST. L. O'DEA

Chief Medical Officer

Dr. O'Dea has served as our Chief Medical Officer since January 2016. Prior to joining us, Dr. O'Dea was Chief Medical Officer at Oxford Immunotec Global PLC, now a public diagnostics company, from June 2014 to January 2016, overseeing medical affairs and clinical development. Prior to Oxford, Dr. O'Dea was Chief Medical Officer and Head of Regulatory Affairs at Moderna, Inc. from January 2012 to June 2014. Before Moderna, Dr. O'Dea held positions including Chief Medical Officer at Radius Health, Inc., a public biopharmaceuticals company, an academic position at McGill University, and worldwide Head of Clinical Development for Endocrine and Metabolic products at Serono International.

KYLE JENNE

Chief Commercial Officer

Mr. Jenne has served as our Chief Commercial Officer since October 2019. Prior to his promotion, Mr. Jenne served as our U.S. Commercial Head from May 2017 to October 2019. Prior to joining us, Mr. Jenne held leadership positions at Acorda Therapeutics, Inc. from October 2011 to December 2015, at Pfizer Inc. from August 2005 to September 2011, and at Mallinckrodt Pharmaceuticals from December 2015 to May 2017, and was responsible for the design, development and implementation of patient support programs and payer strategies in the U.S. for rare disease products.

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

As a company, we have limited experience commercializing products. Our ability to generate substantial revenue and achieve profitability from product sales depends on our ability, alone or with strategic partners, to successfully commercialize TEGSEDI®  (inotersen) and WAYLIVRA® (volanesorsen) and develop and obtain the regulatory approvals necessary to commercialize the medicines in our pipeline. Although we received our first revenue from product sales in the fourth quarter of 2018, if we are not successful in growing revenue and controlling costs, we will not achieve sustainably profitable operations or positive cash flow. Our ability to generate revenue sufficient to achieve profitability from product sales depends heavily on our success and our current and future strategic partners' success in:

•	obtaining market acceptance of TEGSEDI and WAYLIVRA, and, if approved, our other medicines in development as viable treatment options;
•	obtaining and maintaining adequate coverage and reimbursement from third-party payers for TEGSEDI and WAYLIVRA and, if approved, our other medicines in development;
•	completing nonclinical and clinical development of AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx;
•	seeking and obtaining initial or additional regulatory and marketing authorizations for our medicines;
•

managing supply and manufacturing relationships with third parties that can provide the amount and quality of products and services we need to continue to commercialize TEGSEDI and WAYLIVRA and to develop and, if approved, commercialize our other medicines in development;

•

launching and commercializing, if approved, AKCEA-TTR-LRx and AKCEA-APOCIII-LRx, and continuing the commercialization of TEGSEDI and WAYLIVRA by managing a sales, marketing and distribution infrastructure;

•	launching and co-commercializing AKCEA-APO(a)-LRx through our collaboration with Novartis Pharma AG, or Novartis, under terms that we may negotiate with Novartis in the future;
•	launching and co-commercializing AKCEA-ANGPTL3-LRx through our collaboration with Pfizer Inc., or Pfizer;
•

educating physicians about our target patient populations, including the polyneuropathy of hereditary transthyretin-mediated amyloidosis in adult patients in the United States or U.S., stage 1 or stage 2 polyneuropathy in adult patients with hereditary TTR Amyloidosis, or hATTR, in the European Union, or E.U., or Canada, patients with familial chylomicronemia syndrome, or FCS, and patients with familial partial lipodystrophy, or FPL;

•	addressing any competing technological and market developments;
•	negotiating favorable terms in any partnership, licensing or other arrangements into which we may enter;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, product trademarks and know-how;

•	developing and, if approved, commercializing our medicines in development, and continuing the commercialization of TEGSEDI and WAYLIVRA without infringing others' intellectual property rights; and
•	attracting, hiring and retaining qualified personnel.

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

Beginning in September 2019, several changes occurred to our senior leadership team, including the departure of our Chief Executive Officer, our President, and our Chief Operating Officer and the recent resignation of our Chief Financial Officer, whose resignation is to become effective on April 1, 2020, and the appointment of an interim Chief Executive Officer, a new Chief Commercial Officer and a new Chief Operating Officer. The effectiveness of the senior leadership team following these transitions, new leaders as they fill in these roles, and any further transition as a result of these changes, could have a significant impact on our results of operations. In addition, as a result of this turnover, our remaining management team has taken on increased responsibilities, which could divert attention from key business areas, and several key management roles remain vacant.

Management transition is often difficult and inherently causes some loss of institutional knowledge, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with these transitions.

Further, we cannot guarantee that we will not face similar turnover in the future. Our senior management’s knowledge of our business and industry would be difficult to replace, and any further turnover could negatively affect our business, growth, financial conditions, results of operations and cash flows.

We have mostly incurred losses since our inception.

Because medicine development requires substantial lead-time and funding prior to commercialization, we have generally incurred expenses while generating limited revenue from our operating activities since our formation. Our net income was $40.8 million for the year ended December 31, 2019 compared to a net loss of $225.8 million for the year ended December 31, 2018. The primary difference is due to the $248.7 million license fee and research and development revenue related to the Pfizer license agreement for the development and commercialization of AKCEA-ANGPTL3-LRx and the $150 million license fee related to Novartis’ exercise of its option to license AKCEA-APO(a)-LRx in 2019. Although we generated net income in the year ended December 31, 2019, there can be no assurance that we will achieve profitability in future periods. As of December 31, 2019, we had an accumulated deficit of approximately $481.3 million. Most of the losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations. We expect to incur additional operating losses for the foreseeable future, and these losses may increase if we cannot generate substantial revenue.

We will require substantial additional funding to achieve our goals. If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.

All of our medicine programs, except TEGSEDI in the U.S., E.U., Canada and Brazil, and WAYLIVRA in the E.U., will require additional nonclinical and/or clinical testing and/or marketing authorization prior to commercialization. We will need to spend significant additional resources to conduct these activities. Our expenses could increase beyond expectations if the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities require us to perform clinical studies and other studies in addition to those that we currently anticipate. As of December 31, 2019, we had cash, cash equivalents and investments equal to $463.7 million. Our operating expenses were $450.5 million and $295.7 million for the years ended December 31, 2019 and December 31, 2018, respectively.

Prior to our IPO, we funded our operating activities through a $100.0 million cash contribution we received from Ionis in 2015, $75.0 million that we received from initiating our collaboration with Novartis and $106.0 million in drawdowns under our line of credit with Ionis, which terminated in 2017. We do not have any firm commitment from Ionis to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Additionally, in July 2017 we received $182.3 million in net proceeds from our IPO including $25.0 million that Ionis invested in our IPO and the Novartis concurrent private placement of $50.0 million. In April 2018, we received $200.0 million from the common stock we issued in connection with the licensing transaction with Ionis discussed in Note 8, License Agreements and Services Agreement with Ionis, to our consolidated financial statements included in this Annual Report on Form 10-K. On February 22, 2019, we earned a license fee of $150.0 million in connection with Novartis’ option exercise related to AKCEA-APO(a)-LRx, for which we issued 2,837,373 shares of our common stock in March 2019 to Ionis as payment of a $75.0 million sublicense fee, as discussed in Note 7, Strategic Collaboration with Novartis and Note 8, License Agreements and Services Agreement with Ionis, to our consolidated financial statements included in this Annual Report on Form 10-K. In November 2019, we received $250.0 million in connection with the Pfizer license agreement for the development and commercialization of AKCEA-ANGPTL3-LRx, for which we issued 6,873,344 shares of our common stock in December 2019 to Ionis as payment of a $125.0 million sublicense fee, as discussed in Note 10, License Agreement with Pfizer and Note 8, License Agreements and Services Agreement with Ionis, to our consolidated financial statements included in this Annual Report on Form 10-K. We expect that we will need to raise additional funding to continue developing the medicines in our pipeline and to seek regulatory approval for and to continue to commercialize TEGSEDI, WAYLIVRA and other medicines in our pipeline.

We have received marketing authorization approval for TEGSEDI from the FDA for the treatment of the polyneuropathy of hATTR in adult patients in the U.S., from the European Commission, or EC in the E.U., and from Health Canada in Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR, and we will continue to incur significant costs commercializing TEGSEDI. Further, on May 3, 2019, we received conditional marketing authorization approval for WAYLIVRA in the E.U. from the EC as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate and we will continue to incur significant costs commercializing WAYLIVRA in the E.U. Even if we obtain marketing authorizations to sell our medicines in development, additional marketing authorizations for WAYLIVRA or marketing authorizations for WAYLIVRA in other indications, we will incur significant costs to commercialize the approved product. Even if we generate substantial revenue from the sale of TEGSEDI, WAYLIVRA, and other future approved products, we may not become sustainably profitable and would need to obtain additional funding to continue operations.

Risks Related to Clinical Development, Regulatory Review and Approval of Our Medicines

If the results of clinical testing indicate that any of our medicines are not suitable for commercial use, we may need to abandon one or more of our drug development programs.

Drug discovery and development has inherent risks and the historical failure rate for medicines is high. Antisense medicines are a relatively new approach to therapeutics. If we cannot demonstrate that our medicines are safe and effective for human use in the intended indication, we may need to abandon one or more of our drug development programs.

If any of our medicines in clinical studies do not show sufficient safety and efficacy in patients with the targeted indication, it would negatively affect our development and commercialization goals for the medicine and we would have expended significant resources with little or no benefit to us.

Even if our medicines are successful in preclinical and earlier-stage clinical studies, the medicines may not be successful in later-stage clinical studies.

Successful results in preclinical or initial clinical studies, including the results of earlier studies for our medicines in development, may not predict the results of subsequent clinical studies, including the Phase 3 study of AKCEA-APO(a)-LRx in patients with established cardiovascular disease and elevated levels of lipoprotein(a) or the Phase 3 study of AKCEA-TTR-LRx in patients with transthyretin-mediated amyloid cardiomyopathy. There are a number of factors that could cause a clinical study to fail or be delayed, including:

•	the clinical study may produce negative or inconclusive results;
•	regulators may require that we hold, suspend or terminate clinical research for noncompliance with regulatory requirements;
•	we, our partners, the FDA or foreign regulatory authorities could suspend or terminate a clinical study due to adverse side effects of a medicine on people in the study;
•	we or our partners may decide, or regulators may require us, to conduct additional preclinical testing or clinical studies;
•

we or our partners, including Ionis, our independent clinical investigators, contract research organizations and other third-party service providers on which we rely, may not identify, recruit and train suitable clinical investigators at a sufficient number of study sites or timely enroll a sufficient number of study subjects in the clinical study;

•	the institutional review board for a prospective site might withhold or delay its approval for the study;
•	enrollment in our clinical studies may be slower than we anticipate;
•

patients who enroll in the clinical study may later drop out due to adverse events, a perception they are not benefiting from participating in the study, fatigue with the clinical study process or personal issues;

•	a clinical study site may deviate from the protocol for the study;
•	the cost of our clinical studies may be greater than we anticipate;
•	we or our partners may require additional capital to fund the clinical study;
•	our partners may decide not to exercise any existing options to license and conduct additional clinical studies for our medicines; and
•	the supply or quality of our medicines or other materials necessary to conduct the clinical studies may be insufficient, inadequate or delayed.

In addition, WAYLIVRA and AKCEA-APOCIII-LRx have the same mechanism of action, TEGSEDI and AKCEA-TTR-LRx, also have the same mechanism of action and all of our current medicines, including WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx, are chemically similar to each other and the medicines Ionis and other companies are developing separately. As a result, a safety observation we, Ionis or other companies encounter with one of our or their medicines could have or be perceived by a regulatory authority to have an impact on a different medicine we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our medicines or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our medicines: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. For example, in connection with the conditional marketing approval for WAYLIVRA in the E.U., the EC is requiring us to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. We have an ongoing open label extension study of WAYLIVRA in patients with FCS and an open label extension study of TEGSEDI in patients with hATTR, and an early access program, or EAP, for both WAYLIVRA and TEGSEDI. Adverse events or results from these studies or the EAPs could negatively impact our pending or future marketing approval applications for WAYLIVRA and TEGSEDI in patients with FCS or hATTR amyloidosis or the commercial opportunity for WAYLIVRA or TEGSEDI. In August 2018, we received a Complete Response Letter, or CRL, from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Notice of Noncompliance withdrawal letter, or Non-W, from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to the FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any revenue or profit from the sale of WAYLIVRA. Any failure or delay in the clinical studies for any of our medicines in development could reduce the commercial potential or viability of our medicines.

We may not have appropriately designed the planned and ongoing clinical studies for our medicines in development to support submission of a marketing application to the FDA and foreign regulatory authorities or demonstrate safety or efficacy at the level required by the FDA and foreign regulatory authorities for product approval.

We have ongoing studies for WAYLIVRA, as well as ongoing or planned studies for AKCEA-TTR-LRx, AKCEA-APO(a)-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx.

Even if we achieve positive results on the endpoints for these clinical studies, including achievement of the primary endpoint of triglyceride lowering and the secondary endpoint of liver fat reduction for WAYLIVRA in patients with FPL as we reported in August 2019, or any future clinical studies, the FDA or foreign regulatory authorities may believe the clinical studies do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. For example, in August 2018, we received a CRL from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a NON-W from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to the FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating meaningful revenue or profit from the sale of WAYLIVRA. The Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a positive opinion recommending conditional marketing authorization of WAYLIVRA as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The positive opinion was subsequently referred to the EC, which grants marketing authorization for medicines in the E.U., as well as to

European Economic Area members Iceland, Liechtenstein and Norway. The EC decided to adopt the CHMP’s positive opinion and on May 3, 2019, we received conditional marketing authorization approval for WAYLIVRA in the E.U. from the EC as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. Despite this recent conditional marketing authorization from the EC, these risks that we may not have appropriately designed the planned and ongoing clinical studies for WAYLIVRA and our other medicines in development are more likely to occur since we are developing our medicines against therapeutic targets or to treat diseases in which there is little or no clinical experience. In addition, these risks may be more likely to occur for WAYLIVRA since there were some patients in the Phase 3 program that experienced serious platelet events (grade 4 thrombocytopenia), a condition in which the patient has very low platelet levels, and additional patients experienced other adverse events in the program, including patients who discontinued participation in the APPROACH study due to platelet count declines. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent.

We may make modifications to the clinical study protocols or designs of our ongoing clinical studies that delay enrollment or completion of such clinical studies and could delay additional regulatory approvals for WAYLIVRA and initial regulatory approvals for our other medicines in development. Any failure to obtain additional regulatory approvals for WAYLIVRA and initial regulatory approvals for our other medicines in development on the timeline that we currently anticipate, or at all, would have a material and adverse impact on our business, prospects, financial condition and results of operations and could cause our stock price to decline.

Clinical studies for our medicines in development may not demonstrate safety or efficacy at the level required by the FDA and foreign regulatory authorities for product approval.

In January 2019, the CHMP of the EMA adopted a positive opinion recommending conditional marketing authorization of WAYLIVRA as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The positive opinion was subsequently referred to the EC, which grants marketing authorization for medicines in the E.U., as well as to European Economic Area members Iceland, Liechtenstein and Norway. The EC decided to adopt the CHMP’s positive opinion and on May 3, 2019, we received conditional marketing authorization approval for WAYLIVRA in the E.U. from the EC as an adjunct to diet in adult patients with genetically confirmed FCS patients who are at high risk for pancreatitis, in whom response to diet and triglyceride lowing therapy has been inadequate. Despite this recent conditional marketing authorization from the EC for WAYLIVRA, the FDA and Health Canada may continue to deem the results from our clinical studies for WAYLIVRA insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. We and Ionis or our partners are conducting or intend to conduct clinical studies for AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx.

Even if positive results on the endpoints for the clinical studies are achieved, the FDA or foreign regulatory authorities may believe the clinical studies do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and may deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. For example, in August 2018 we received a CRL from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Non-W from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to the FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any revenue or profit from the sale of WAYLIVRA. As an additional example, the foreign regulatory authorities could claim that we or our partners have not tested WAYLIVRA for additional indications, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx in a sufficient number of patients to demonstrate that the medicine is safe and effective in patients with other indications to support an application for marketing authorization for the applicable indication. In such a case, we may need to conduct additional clinical studies before obtaining marketing authorization, which would be expensive and delay the development and commercialization of the medicine.

Any failure to obtain approvals for WAYLIVRA in other important markets outside of the E.U., on the timeline that we currently anticipate, or at all, could have a material and adverse impact on our business, prospects, financial condition and results of operations and could cause our stock price to decline.

If we or our partners fail to obtain regulatory approval for our medicines in development, or additional approvals for TEGSEDI and WAYLIVRA, we or our partners cannot sell them in the applicable markets.

We cannot guarantee that any of our medicines in development will be safe and effective, or will be approved or receive additional approvals for commercialization, as applicable. We and our partners must conduct time-consuming, extensive and costly clinical studies to demonstrate the safety and efficacy of each of our medicines in development before they can be approved, or receive additional approvals, for sale. We and our partners must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

We or our partners may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our medicines. It is possible that regulatory authorities will not approve TEGSEDI in additional markets or WAYLIVRA in additional markets or for additional indications or any of our other medicines in development, for marketing. If the FDA or another regulatory authority believes that we or our partners have not sufficiently demonstrated the safety or efficacy of any of our medicines in development, the authority will not approve the specific medicine or will require additional studies, which can be time consuming and expensive and which will delay or harm our ability to successfully commercialize the medicine. For example, in August 2018 we received a CRL from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Non-W from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to the FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any meaningful revenue or profit from the sale of WAYLIVRA.

The FDA or other comparable foreign regulatory authorities can delay, limit or deny approval of a medicine for many reasons, including:

•	such authorities may disagree with the design or implementation of our clinical studies;
•	we or our partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a medicine is safe and effective for any indication;
•

such authorities may not accept clinical data from studies conducted at clinical facilities that have deficient clinical practices or that are in countries where the standard of care is potentially different from the United States;

•	we or our partners may be unable to demonstrate that our medicine's clinical and other benefits outweigh its safety risks to support approval;
•	such authorities may disagree with the interpretation of data from preclinical or clinical studies;
•	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers who manufacture clinical and commercial supplies for our medicines; and
•

the approval policies or regulations of such authorities or their prior guidance to us or our partners during clinical development may significantly change in a manner rendering our clinical data insufficient for approval.

Failure to successfully develop our medicines in development, or to receive marketing authorization for our medicines in important markets or delays in these authorizations would prevent or delay the commercial launch of the medicine, and, as a result, would negatively affect our ability to generate revenue.

We may not be able to benefit from orphan drug designation for WAYLIVRA, TEGSEDI or any of our other medicines.

The FDA and EMA have granted orphan drug designation to TEGSEDI for the treatment of patients with polyneuropathy due to hATTR amyloidosis and to WAYLIVRA for the treatment of patients with FCS. In addition, the EMA has granted orphan drug designation to WAYLIVRA for the treatment of patients with FPL. The FDA, however, refused to grant our request for orphan drug designation for WAYLIVRA for the treatment of patients with FPL in the United States in 2017.

In the United States, under the Orphan Drug Act, the FDA may designate a medicine as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but it can provide financial incentives, such as tax advantages and user-fee waivers, as well as longer regulatory exclusivity periods.

Even if approval is obtained on a medicine that has been designated as an orphan drug, we may lose orphan drug exclusivity if the FDA determines that the request for designation was materially defective or if we cannot assure sufficient quantity of the applicable medicine to meet the needs of patients with the rare disease or condition, or if a competitor is able to gain approval for the same medicine in a safer or more effective form or that makes a major contribution to patient care.

Even if we maintain orphan drug exclusivity for TEGSEDI for the treatment of patients with polyneuropathy caused by hATTR amyloidosis or WAYLIVRA for the treatment of patients with FCS, or obtain orphan drug exclusivity for our other medicines, the exclusivity may not effectively protect the medicine from competition because regulatory authorities still may authorize different medicines for the same condition.

We may expend our limited resources to pursue a particular medicine or indication and fail to capitalize on medicines or indications that may be more profitable or for which there is a greater likelihood of success.

We will continue to dedicate a substantial amount of our resources to commercialize TEGSEDI and support the continued development of AKCEA-TTR-LRx. In addition, we may dedicate a substantial amount of our resources to support the continued development of AKCEA-APOCIII-LRx and to commercialize WAYLIVRA in the E.U. for patients with FCS and to develop and seek regulatory approval for WAYLIVRA to treat patients with FPL. As a result, we may forego or delay pursuit of opportunities with our other medicines or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and medicines for specific indications may not yield any commercially viable medicines.

Our medicines could be subject to regulatory limitations following approval.

Following approval of a medicine, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of drug products. Promotional communications regarding prescription medicines must be consistent with the information in the product's approved labeling. We and our partners may not obtain the labeling claims necessary or desirable to successfully commercialize our medicines, including TEGSEDI and WAYLIVRA for FCS in the E.U., and if approved, WAYLIVRA for additional indications, and AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx, AKCEA-APO(a)-LRx, and AKCEA-TTR-LRx.

The FDA and foreign regulatory authorities can impose significant restrictions on an approved medicine through the product label and on advertising, promotional and distribution activities. For example:

•	In the United States, TEGSEDI’s label contains a boxed warning for thrombocytopenia and glomerulonephritis,
•	TEGSEDI requires periodic blood and urine monitoring,
•	in the United States, TEGSEDI is available only through a Risk Evaluation and Mitigation Strategy, or REMS, program, and
•	We expect that WAYLIVRA will require periodic blood monitoring for approval in the U.S.

Prescription medicines may be promoted only for the approved indications in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability.

In addition, when approved, the FDA or a foreign regulatory authority may condition approval on the performance of post-approval clinical studies or patient monitoring, which could be time consuming and expensive. For example, in connection with the conditional marketing approval for WAYLIVRA in the E.U., the EC is requiring us to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. If the results of such post-marketing studies are not satisfactory, the FDA, EC or other foreign regulatory authority may withdraw marketing authorization or may condition continued marketing on commitments from us or our partners that may be expensive and/or time consuming to fulfill.

In addition, if we or others identify side effects after any of our medicines are on the market, if manufacturing problems occur subsequent to regulatory approval, or if we, our manufacturers or our partners fail to comply with regulatory requirements, we or our partners could be subject to:

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

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected medicine or could substantially increase the costs and expenses of commercializing such medicine, which in turn could delay or prevent us from generating any revenue or profit from the sale of the medicine.

The development and commercialization of TEGSEDI and WAYLIVRA may place strain on our management team’s time and attention and may divert our management team’s attention from our other existing products.

Although we have personnel with experience commercializing medicines, we ourselves have limited experience commercializing products. We commercially launched TEGSEDI during the fourth quarter of 2018. Following our receipt of conditional marketing authorization approval from the EC, we launched WAYLIVRA in the E.U. in August 2019 as an adjunct to diet in patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. Launch activities in many of the E.U. countries are ongoing. The commercial launch of TEGSEDI and WAYLIVRA will continue to require significant efforts and the devotion of substantial resources, as we finalize regulatory submissions, manage the manufacturing of sufficient quantities of product to support long-term commercial sales and integrate, optimize or maintain, as applicable, the global sales, marketing, medical, for each of WAYLIVRA and TEGSEDI, and patient support infrastructure, which may place pressure on the management team’s time and attention. These efforts may also divert the attention of the management team from our other business operations, such as the development or commercialization of our other pipeline products, including AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, AKCEA-ANGPTL3-LRx and AKCEA-APOCIII-LRx. As a result, our business, results of operations, financial condition and prospects for future growth could be adversely impacted and the market price of our common stock may decline.

Risks Related to Commercialization of Our Medicines

If we cannot optimize and maintain effective marketing and sales capabilities or enter into agreements with third parties to market and sell TEGSEDI and WAYLIVRA, we may not generate significant product revenue from TEGSEDI or WAYLIVRA.

To successfully commercialize TEGSEDI and WAYLIVRA, we must obtain adequate coverage and reimbursement from third party payors and effectively manage our marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. To commercialize WAYLIVRA in the initial indications we plan to pursue and to continue the commercialization of TEGSEDI, we will need to optimize and maintain specialty sales forces in the global regions where we currently market or expect to market TEGSEDI and WAYLIVRA, supported by case managers, reimbursement specialists, partnerships with specialty pharmacies, injection training, routine blood and urine monitoring and a medical affairs team.

It is expensive and time consuming for us to maintain our own sales forces and related compliance protocols to market TEGSEDI and WAYLIVRA, and it will be increasingly expensive and time consuming when we commercially launch additional medicines, if approved. We may never successfully optimize or manage this capability and any failure could harm the commercial launch of WAYLIVRA or adversely affect TEGSEDI sales. Additionally, we and our partners, if any, will have to compete with other companies to recruit, hire, train, manage and retain marketing and sales personnel. As a result of our receipt of a CRL from the FDA regarding the new drug application for WAYLIVRA, on September 6, 2018, we enacted a plan to reorganize our workforce to better align with the immediate needs of the business. In connection with this reorganization plan, we reduced our workforce by approximately 12% and will need to increase our operations and expand our use of third-party contractors if WAYLIVRA is approved in the United States.

We have incurred expenses launching TEGSEDI in the E.U., Canada and the U.S. and launching WAYLIVRA in the E.U. and optimizing and managing the marketing and sales infrastructure. If regulatory requirements or other factors cause the commercialization of TEGSEDI or WAYLIVRA to be less successful than expected in important markets, we would incur additional expenses for having invested in these capabilities prior to realizing any significant revenue from sales of TEGSEDI or WAYLIVRA. Our sales force and marketing teams may not successfully commercialize TEGSEDI or WAYLIVRA.

To the extent we and Ionis decide to rely on third parties to commercialize TEGSEDI or WAYLIVRA in a particular geographic market, we may receive less revenue than if we commercialized TEGSEDI or WAYLIVRA by ourselves. For example, in August 2018, we granted PTC Therapeutics International Limited, or PTC Therapeutics, the exclusive right to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries, and we will continue to rely on PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in those geographic markets. In addition, in August 2018 we entered into an agreement with Accredo Health Group, Inc., or Accredo, a subsidiary of Express Scripts, to be our specialty pharmacy partner for distribution of TEGSEDI in the U.S. Further, we have less control over the sales efforts of other third parties, including PTC Therapeutics and Accredo, involved in commercializing TEGSEDI or WAYLIVRA.

If we cannot effectively optimize and manage our distribution, medical affairs, market access, marketing and sales infrastructure, or find a suitable third party to perform such functions, the sales of TEGSEDI and WAYLIVRA may be adversely affected. Such events may result in decreased sales and lower revenue, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

If we are unable to rely on third-party specialty channels to distribute our medicines to patients we may be unable to generate adequate revenue.

We and our strategic partners have contracted with, rely on and will continue to rely on third-party specialty pharmacies to distribute our medicines to patients. A specialty pharmacy is a pharmacy that specializes in dispensing medications for complex or chronic conditions, a process that requires a high level of patient education and ongoing management. Our management team will need to devote a significant amount of its attention to optimizing and managing this distribution network. If we cannot effectively optimize and manage this distribution process, any future launch by us of AKCEA-APOCIII-LRx and AKCEA-TTR-LRx and the sales of TEGSEDI and WAYLIVRA, will be adversely affected.

In addition, the use of specialty pharmacies involves certain risks, including, but not limited to, risks that these organizations will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using our medicines or complaints regarding our medicines;
•	not effectively sell or support TEGSEDI, WAYLIVRA or our other medicines;
•	reduce or discontinue their efforts to sell or support TEGSEDI, WAYLIVRA or our other medicines;
•	not devote the resources necessary to sell TEGSEDI, WAYLIVRA or our medicines in the volumes and within the time frames that we expect;
•	not satisfy financial obligations to us or others; or
•	cease operations.

Any such events may result in decreased sales and lower revenue, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

If the market does not accept our medicines, including TEGSEDI, WAYLIVRA and our medicines in development, we are not likely to generate substantial product revenue or become profitable.

Even though we have obtained marketing authorization approval from the FDA, the EC, Health Canada and ANVISA for TEGSEDI, conditional marketing authorization approval from the EC for WAYLIVRA and if we or our strategic partners obtain a marketing authorization for WAYLIVRA in the United States or Canada or for additional indications and our medicines in development, our success will depend upon the medical community, patients and third-party payers accepting our medicines as medically useful, cost-effective, safe and convenient. Even if the FDA or foreign regulatory authorities authorize our medicines for commercialization, doctors may not prescribe our medicines to treat patients. We and our partners may not successfully commercialize additional medicines.

Additionally, in many of the markets where we or our partners may sell our medicines in the future, if we cannot agree with the government or other third-party payers regarding the price we can charge for our medicines, then we may not be able to sell our medicines in that market. Similarly, cost control initiatives by governments or third-party payers could decrease the price received for our medicines or increase patient coinsurance to a level that makes the continued commercializing of TEGSEDI and WAYLIVRA as well as the commercializing of our medicines in development, if approved, economically unviable.

The degree of market acceptance for TEGSEDI, WAYLIVRA and our medicines in development depends upon a number of factors, including the:

•	receipt and scope of marketing authorizations;
•	establishment and demonstration in the medical and patient community of the efficacy and safety of our medicines and their potential advantages over competing products;
•	cost and effectiveness of our medicines compared to other available therapies;
•	patient convenience of the dosing regimen for our medicines; and
•	reimbursement by government and third-party payers.

Based on the profile of our medicines, physicians, patients, patient advocates, payers or the medical community in general may not accept and/or use any medicines that we may develop.

For example, the product label for TEGSEDI in the United States has a boxed warning for thrombocytopenia and glomerulonephritis, requires periodic blood and urine monitoring, and TEGSEDI is available only through a Risk Evaluation and Mitigation Strategy, or REMS, program. Our main competition in the U.S. market for TEGSEDI is ONPATTRO (patisiran), marketed by Alnylam Pharmaceuticals, Inc. Although ONPATTRO requires intravenous administration and pre-treatment with steroids, it does not have a boxed warning or REMS. Additionally, the product label for WAYLIVRA in the E.U. requires regular blood monitoring. In each case, these label requirements could negatively affect our ability to attract and retain patients for these medicines. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent. While we believe we can better maintain patients on TEGSEDI and WAYLIVRA through our patient-centric commercial approach where we plan to have greater involvement with physicians and patients, if we cannot effectively maintain patients on TEGSEDI and WAYLIVRA, we may not be able to generate substantial revenue from TEGSEDI and WAYLIVRA sales.

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

In addition, since the patient populations for FCS and FPL are small, the per-patient medicine pricing must be priced appropriately in order to recover our development and manufacturing costs, fund adequate patient support programs and achieve profitability. For these initial indications, we may not maintain or obtain sufficient sales volume at a price that justifies our product development efforts and our sales and marketing and manufacturing expenses.

The patient population suffering from hATTR amyloidosis is small and has not been established with precision. If the actual number of patients is smaller than we estimate, or if we cannot raise awareness of the disease and diagnosis is not improved, our revenue and ability to achieve profitability from either TEGSEDI or AKCEA-TTR-LRx may be adversely affected.

We estimate there are 50,000 patients with hATTR amyloidosis globally. Our estimate of the size of the patient population is based on published studies as well as internal analyses. If the results of these studies or our analyses of them do not accurately reflect the number of patients with hATTR amyloidosis, our assessment of the market potential for either TEGSEDI or AKCEA-TTR-LRx may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability. In addition, as is the case with most orphan diseases, if we cannot successfully raise awareness of these diseases and improve diagnosis, it will be more difficult or impossible to achieve profitability. For these initial indications, we may not maintain or obtain sufficient sales volume at a price that justifies our product development efforts and our sales and marketing and manufacturing expenses.

If we or our partners fail to compete effectively, WAYLIVRA, TEGSEDI and our medicines in development will not contribute significant revenue.

Our competitors engage in drug discovery throughout the world, are numerous and include, among others, major pharmaceutical companies and specialized biopharmaceutical firms. Our competitors may succeed in developing medicines that are:

•	safer than our medicines;
•	more effective than our medicines;
•	priced lower than our medicines;
•	reimbursed more favorably by government and other third-party payers than our medicines; or
•	more convenient to use than our medicines.

These competitive developments could make WAYLIVRA, TEGSEDI and our medicines in development, obsolete or non-competitive. Further, all of our medicines are delivered by injection, which may render them less attractive to patients than non-injectable products offered by our current or future competitors.

Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have significantly greater experience than we do in conducting preclinical testing and human clinical studies, in obtaining FDA and other regulatory authorizations and in commercializing pharmaceutical products. Accordingly, our competitors may succeed in obtaining regulatory authorization for products earlier than we do. Marketing and sales capability is another factor relevant to the competitive position of our medicines, and many of our competitors will have greater marketing and sales capabilities than our capabilities.

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of medicines in our development pipeline. For example:

•

WAYLIVRA and AKCEA-APOCIII-LRx could face competition from metreleptin, a medicine produced by Novelion Therapeutics, Inc., which is currently approved in the U.S. and E.U. for use in generalized lipodystrophy patients, and by Amryt Pharma’s Myalept, which is in a Phase 2 trial for FPL patients who also have NASH. WAYLIVRA and AKCEA-APOCIII-LRx may also compete with gemcabene, an oral small molecule that reduces apoC-III, that Gemphire Therapeutics, Inc. is developing to treat patients with triglycerides above 500 mg/dL. In addition, Arrowhead Pharmaceuticals is developing the medicine, ARO-APOC3 for the treatment of hypertriglyceridemia and FCS, which could compete with WAYLIVRA and AKCEA-APOCIII-LRx.

•

TEGSEDI and AKCEA-TTR-LRx face competition from medicines like ONPATTRO, marketed by Alnylam for hATTR amyloidosis with polyneuropathy in the U.S. and E.U., VYNDAQEL® and VYNDAMAX™, both marketed by Pfizer, available in the U.S. for patients with both hereditary and wild type ATTR cardiomyopathy and available in the E.U. for stage 1 hATTR amyloidosis with polyneuropathy, and AG10, which is being developed by Eidos for patients with ATTR with cardiomyopathy. For example, ONPATTRO is approved in multiple geographies for a similar and broader indication as TEGSEDI. AG10, which recently completed its Phase 2 dose-finding study, is an orally administered TTR tetramer stabilizer for ATTR amyloidosis. In addition, Alnylam is also developing a next generation RNAi medicine, vutrisiran, which is currently in Phase 3 clinical development in hATTR amyloidosis with polyneuropathy and cardiomyopathy and wtATTR-CM. Vutrisiran may compete with TEGSEDI and AKCEA-TTR-LRx.

•

AKCEA-ANGPTL3-LRx may compete with Evinacumab, a monoclonal antibody that binds to ANGPTL3 that Regeneron Pharmaceuticals, Inc. is currently developing in Phase 3 for the treatment of homozygous familial hypercholesterolemia, or HoFH.

•	AKCEA-APO(a)-LRx could face competition from AMG890, formerly referred to as ARO-LPA. AMG890 is being developed by Arrowhead and Amgen for the same target as AKCEA-APO(a)-LRx.

If WAYLIVRA, TEGSEDI or the other medicines in our pipeline cannot compete effectively with these and other products with common or similar indications to the medicines in our pipeline, we may not be able to generate substantial revenue from our product sales.

If government or other third-party payers fail to provide adequate coverage and payment rates for TEGSEDI, WAYLIVRA and our medicines in development, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of our future products will depend in part upon the availability of coverage and reimbursement from third-party payers. The majority of patients in the United States who would fit within our target patient populations for our medicines have their healthcare supported by a combination of Medicare coverage, other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new medicines when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be enough to make our medicines affordable. Accordingly, TEGSEDI, and WAYLIVRA for FCS in the E.U. and, if approved, WAYLIVRA in the United States or Canada and for additional indications, and our medicines in development, will face competition from other therapies and medicines for limited financial resources. We may need to conduct post-marketing studies to demonstrate the cost-effectiveness of any future products to satisfy third-party payers. These studies might require us to commit a significant amount of management time and financial and other resources. Third-party payers may never consider our future products as cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medicines exists among third-party payers. Therefore, coverage and reimbursement for medicines can differ significantly from payer to payer. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. For example, in the United States, recent health reform measures have resulted in reductions in Medicare and other healthcare funding, and there have been several recent U.S. Congressional inquiries and legislation designed to, among other things, reform government program reimbursement methodologies for medicines and bring more transparency to medicine pricing. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further medicine price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain medicines under Medicare Part B, to allow some states to negotiate medicine prices under Medicaid, and to eliminate cost sharing for generic medicines for low-income patients. Further, the Trump administration released a “Blueprint” to lower medicine prices and reduce out of pocket costs of medicines that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of medicines paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and, at the same time, has implemented others under its existing authority. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control medicine costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Third-party coverage and reimbursement for our products or medicines may not be available or adequate in either the United States or international markets, which would negatively affect the potential commercial success of our products, our revenue and our profits.

If we are found in violation of federal or state "fraud and abuse" laws or other healthcare laws and regulations, we may be required to pay a penalty and/or be suspended from participation in federal or state healthcare programs, which may adversely affect our business, financial condition and results of operation.

We may be subject to various federal and state laws pertaining to healthcare "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws, among other things, make it illegal for a prescription drug manufacturer to pay, or offer to pay, a healthcare provider to refer, purchase or prescribe a particular medicine. Due to the breadth of the statutory and regulatory provisions and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that government authorities and others might challenge our practices under anti-kickback or other fraud and abuse laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, the intent standard under the federal Anti-Kickback Statute was amended by the PPACA, to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. In addition, false claims laws, including the civil False Claims Act, prohibit anyone from, among other things, knowingly and willingly presenting, or causing to be presented for payment, to government third-party payers, including Medicare and Medicaid claims for reimbursed medicines that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities, including those relating to the sale and marketing of our products may be subject to scrutiny under these healthcare fraud and abuse laws. If we violated such laws, we could face a combination of:

•	significant administrative, criminal and civil sanctions, including fines, disgorgement, imprisonment and civil monetary penalties;
•	the possibility of exclusion from federal healthcare programs, including Medicare and Medicaid; and
•	corporate integrity agreements, which could impose rigorous operational and monitoring requirements on us.

Given the significant penalties and fines that the government can impose on companies and individuals if convicted, allegations of violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government were to allege or convict us or our employees, including our executive officers of violating these laws, our business could be harmed. In addition, private individuals may bring similar actions under the False Claims Act through civil whistleblower or qui tam actions on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing focus on these laws by law enforcement authorities. To the extent we have access to protected health information we could be subject to foreign and federal and state health information privacy and security laws, including without limitation, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and analogous foreign and state laws governing the privacy and security of health information, such as the General Data Protection Regulation, or GDPR in the E.U., and the California Consumer Privacy Act, or CCPA, in California, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect. Our failure to comply with applicable federal and state health information privacy and security laws could subject us to significant fines and multi-year corrective action plans. In addition, the Physician Payments Sunshine Act, requires certain manufacturers of medicines, devices, biologic and medical supplies to report annually to the Center for Medicare and Medicaid Services, or CMS, certain information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. TEGSEDI commercially launched in the U.S. in the fourth quarter of 2018 and as such we are now required to report annually to CMS certain information related to payments and other transfers of value we may provide to physicians and teaching hospitals. Beginning in 2022, we will also be required to report information related to payments and other transfers of value to certain other healthcare professionals. Further, an increasing number of state and local laws require manufacturers to report certain pricing and marketing information. Certain states also require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and require the registration of pharmaceutical sales representatives. If we do not fully comply with such laws, many of which may differ from each other in significant ways, thus complicating compliance efforts, we could be subject to the penalty provisions of the pertinent state and local authorities.

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

Risks Related to Dependence on Third Parties

We plan to substantially depend on our collaboration with Novartis to develop and commercialize AKCEA-APO(a)-LRx.

We granted Novartis an exclusive option to exclusively license AKCEA-APO(a)-LRx pursuant to our strategic collaboration, option and license agreement with Novartis. In February 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. We plan to substantially depend on Novartis to further develop and commercialize AKCEA-APO(a)-LRx. We initiated this collaboration primarily to have Novartis:

•	conduct the cardiovascular outcome studies that are likely to be required for approval of AKCEA-APO(a)-LRx;
•	seek and obtain regulatory approvals for AKCEA-APO(a)-LRx; and
•	globally commercialize AKCEA-APO(a)-LRx.

Since Novartis has exercised its option to license AKCEA-APO(a)-LRx, we will rely on Novartis to further develop, obtain regulatory approvals for, and commercialize it. In general, we cannot control the amount and timing of resources that Novartis devotes to our strategic collaboration. If Novartis fails to use commercially reasonable efforts to further develop, obtain regulatory approvals for, or commercialize AKCEA-APO(a)-LRx, or if Novartis' efforts are not effective, our business may be negatively affected. Novartis could pursue other technologies or develop other medicines either on its own or in collaboration with others to treat the same diseases as we and Novartis plan to treat with AKCEA-APO(a)-LRx. Novartis could pursue these technologies and develop these other medicines at the same time as it is developing or commercializing AKCEA-APO(a)-LRx, and Novartis is not required to inform us of such activities.

Our strategic collaboration with Novartis may not continue for various reasons. Novartis can terminate our agreement at any time. If Novartis stops developing or commercializing AKCEA-APO(a)-LRx, we will have to seek additional sources for funding and may have to delay or reduce our development and commercialization plans for this medicine.

In addition, given Novartis’ exercise of its option to license AKCEA-APO(a)-LRx, Novartis is responsible for the long-term supply of drug substance and finished drug product for AKCEA-APO(a)-LRx.

Our strategic collaboration with Novartis may not result in the successful commercialization of AKCEA-APO(a)-LRx. If Novartis does not successfully develop, manufacture or commercialize AKCEA-APO(a)-LRx, we may receive limited or no revenues for this medicine.

We plan to substantially depend on our license agreement with Pfizer to develop and commercialize AKCEA-ANGPTL3-LRx.

We granted Pfizer a worldwide, exclusive license to develop and commercialize AKCEA-ANGPTL3-LRx. We plan to substantially depend on Pfizer to further develop and commercialize AKCEA-ANGPTL3-LRx. We entered into this license agreement with Pfizer primarily to have Pfizer:

•	conduct the additional studies that are likely to be required for approval of AKCEA-ANGPTL3-LRx;
•	seek and obtain regulatory approvals for AKCEA-ANGPTL3-LRx; and
•	globally commercialize AKCEA-ANGPTL3-LRx.

Since Pfizer has licensed exclusive, worldwide rights to AKCEA-ANGPTL3-LRx, we will rely on Pfizer to further develop, obtain regulatory approvals for, and commercialize it. In general, we cannot control the amount and timing of resources that Pfizer devotes to AKCEA-ANGPTL3-LRx. If Pfizer fails to use commercially reasonable efforts to further develop, obtain regulatory approvals for, or commercialize AKCEA-ANGPTL3-LRx, or if Pfizer’s efforts are not effective, our business may be negatively affected. Pfizer could pursue other technologies or develop other medicines either on its own or in collaboration with others to treat the same diseases as we and Pfizer plan to treat with AKCEA-ANGPTL3-LRx. Pfizer could pursue these technologies and develop these other medicines at the same time it is developing or commercializing AKCEA-ANGPTL3-LRx, and Pfizer is not required to inform us of such activities.

Our agreement with Pfizer may not continue for various reasons. Pfizer can terminate our agreement at any time. If Pfizer stops developing or commercializing AKCEA-ANGPTL3-LRx, we will have to seek additional sources for funding and may have to delay or reduce our development and commercialization plans for this medicine.

In addition, Pfizer will be responsible for the long-term supply of drug substance and finished drug product for AKCEA-ANGPTL3-LRx.

Our agreement with Pfizer may not result in the successful commercialization of AKCEA-ANGPTL3-LRx. If Pfizer does not successfully develop, manufacture or commercialize AKCEA-ANGPTL3-LRx, we may receive limited or no revenues for this medicine.

We plan to substantially depend on our collaboration with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries.

In August 2018, we granted PTC Therapeutics International Limited the exclusive right to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. We plan to substantially depend on PTC Therapeutics to commercialize these medicines in those geographic markets.

In general, we cannot control the amount and timing of resources that PTC Therapeutics devotes to our strategic collaboration. If PTC Therapeutics fails to use commercially reasonable efforts to obtain regulatory approvals for, or commercialize these medicines, or if PTC Therapeutics’ efforts are not effective, our business may be negatively affected. PTC Therapeutics could pursue other technologies or develop other medicines either on its own or in collaboration with others to treat the same diseases as we and PTC plan to treat with TEGSEDI and WAYLIVRA. PTC Therapeutics could pursue these technologies and develop these other medicines at the same time as it is developing or commercializing TEGSEDI and WAYLIVRA, and PTC Therapeutics is not required to inform us of such activities.

Our strategic collaboration with PTC Therapeutics may not continue for various reasons. If PTC Therapeutics stops commercializing a medicine, we will have to seek additional sources for funding and may have to delay or reduce our commercialization plans for TEGSEDI and WAYLIVRA in Latin America or certain Caribbean countries.

Our strategic collaboration with PTC Therapeutics may not result in the successful commercialization of TEGSEDI or WAYLIVRA in Latin America or certain Caribbean countries. If PTC Therapeutics does not successfully commercialize TEGSEDI or WAYLIVRA, we may receive limited revenue for TEGSEDI or no revenue for WAYLIVRA in Latin America or certain Caribbean countries.

Certain of our medicines may compete with our other medicines, which could reduce our expected revenues.

Certain of our medicines inhibit the production of the same protein.  For example, WAYLIVRA inhibits the production of the same protein as AKCEA-APOCIII-LRx and TEGSEDI inhibits the same protein as AKCEA-TTR-LRx. We believe the enhancements we incorporated into AKCEA-APOCIII-LRx and AKCEA-TTR-LRx can provide greater patient convenience by allowing for significantly lower doses and less frequent administration compared to WAYLIVRA and TEGSEDI, respectively. As such, to the extent physicians and patients elect to use AKCEA-APOCIII-LRx or AKCEA-TTR-LRx instead of WAYLIVRA or TEGSEDI, it will reduce the revenue we derive from those medicines. In addition, while AKCEA-ANGPTL3-LRx, AKCEA-APOCIII-LRx and WAYLIVRA use different mechanisms of action, if AKCEA-ANGPTL3-LRx can effectively lower triglyceride levels in FCS patients, it may likewise reduce the revenue we derive from WAYLIVRA and AKCEA-APOCIII-LRx.

If we cannot manufacture our medicines or contract with a third party to manufacture our medicines at costs that allow us to charge competitive prices to buyers, we will not be able to operate profitably.

To successfully commercialize TEGSEDI, and WAYLIVRA for FCS in the E.U. and, if approved, WAYLIVRA in the United States or Canada and for additional indications, and our medicines in development, we will need to optimize and manage large-scale commercial manufacturing capabilities either on our own or through a third-party manufacturer. In addition, as our drug development pipeline matures, we will have a greater need for clinical study and commercial manufacturing capacity. We have no direct experience manufacturing pharmaceutical products of the chemical class represented by our medicines, called oligonucleotides, on a commercial scale for the systemic administration of a medicine. We currently rely and expect to rely for the foreseeable future on Ionis' manufacturing capacity and efficiency and the capacity and efficiency of third parties to produce our oligonucleotide medicines, and our business could be negatively affected if Ionis and these third parties ceased to provide us with this capability for any reason. In addition, there are a small number of suppliers for certain raw materials that we use to manufacture our medicines, and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing. Further, if we cannot continue to acquire raw materials from these suppliers on commercially reasonable terms or at all, we may be required to find alternative suppliers, which could be expensive and time consuming and negatively affect our ability to develop or commercialize our medicines in a timely manner or at all. We may not be able to manufacture our medicines at a cost or in quantities necessary to make commercially successful products.

We do not have long-term supply agreements for our medicines. We cannot guarantee that we will have a steady supply of medicine to complete clinical studies, make registration batches for approval or satisfy market demand if commercialized at prices that are commercially acceptable. In addition, if we need to change manufacturers for any reason, we will need to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with verifying a new manufacturer could negatively affect our ability to develop medicines in a timely manner or within budget.

Also, manufacturers must adhere to the FDA's current Good Manufacturing Practices regulations and similar regulations in foreign countries, which the applicable regulatory authorities enforce through facilities inspection programs. Our contract manufacturers may not comply or maintain compliance with Good Manufacturing Practices, or similar foreign regulations. Non-compliance could significantly delay or prevent receipt of marketing authorization for our medicines, including authorizations for WAYLIVRA and our medicines in development, or result in enforcement action after authorization that could limit the commercial success of our medicines, including WAYLIVRA, TEGSEDI and our medicines in development.

We depend on Ionis and third parties to conduct our clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on Ionis and independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical studies for our medicines, including AKCEA-TTR-LRx and AKCEA-APOCIII-LRx, and expect to continue to do so in the future. For example, we use Ionis and clinical research organizations for the clinical studies for WAYLIVRA, AKCEA-TTR-LRx and our other medicines in development and rely on Novartis to develop AKCEA-APO(a)-LRx. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan, approved protocols for the study and applicable regulations. Ionis and parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these parties to carry out their obligations or a termination of our relationship with these parties could delay or prevent the development, marketing authorization and commercialization of our medicines, including authorizations for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx and our other medicines in development.

We may seek to form additional partnerships in the future with respect to WAYLIVRA, AKCEA-APOCIII-LRx and our other medicines in development, and we may not realize the benefits of such partnerships.

Although we intend to continue developing and commercializing WAYLIVRA and AKCEA-APOCIII-LRx for patients with FCS and FPL ourselves, we may form partnerships, create joint ventures or collaborations or enter into licensing arrangements with third parties for the development and commercialization of our medicines in development. For example, we have granted PTC Therapeutics an exclusive license to commercialize WAYLIVRA in Latin America and certain Caribbean countries. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Any delays in entering into new strategic partnership agreements related to our medicines could delay the development and commercialization of our medicines and reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish other strategic partnerships or other collaborative arrangements for any additional medicines because the potential partner may consider that our development pipeline is not advanced enough to justify a collaborative effort, or that WAYLIVRA and our other medicines in development do not have the requisite potential to demonstrate safety and efficacy in the target populations in other geographic markets. In addition, we will need to mutually agree with Ionis on the terms of any additional sublicenses to a third party for WAYLIVRA and our other medicines in development. If we cannot mutually agree on terms for a sublicense to a third party or if Ionis does not agree to a sublicense at all, it could delay our ability to develop and commercialize WAYLIVRA and our other medicines in development. Even if we are successful in establishing such a strategic partnership or collaboration, we cannot be certain that, following such a strategic transaction or collaboration, we will be able to progress the development and commercialization of the applicable medicines as envisioned, or that we will achieve the revenue that would justify such transaction. If we do not accurately evaluate the commercial potential or target market for a particular medicine, we may relinquish valuable rights to that medicine through future collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Risks Related to Our Relationship with Ionis

Ionis controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

Ionis owned 77,094,682 shares of our common stock, or approximately 76 percent, of the economic interest and voting power of our outstanding common stock as of December 31, 2019, which ownership will be expected to increase further if we achieve certain milestone events and pay the associated milestone payment in shares of common stock pursuant to the payment election. As long as Ionis beneficially controls a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Ionis were to control less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If Ionis continues to hold its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

The licensing transaction with Ionis and our common stock issuances to Ionis in connection with our achievement of the TEGSEDI regulatory milestones and our sublicense fee payments to Ionis pursuant to our agreements with Novartis and Pfizer have increased Ionis’ ownership percentage, and this increase, along with Ionis’ increased reliance on us as a commercialization partner, given that we will be commercializing at least two Ionis-developed products (WAYLIVRA and TEGSEDI), may increase the length of time during which Ionis will control us. As a general matter, the TEGSEDI license agreement and the related Investor Rights Agreement increased Ionis’ control over our affairs. In addition, our TEGSEDI licensing agreement requires Ionis’ consent to the budget related to the commercialization of TEGSEDI and AKCEA-TTR-LRx.

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

We intend to license additional medicines from Ionis but may not be successful in completing such licenses or on favorable terms, which may adversely affect our long-term strategy as a company and the value of our stock. If we are successful in completing additional licenses with Ionis, we could be exposed to additional risk of shareholder derivative litigation.

On November 11, 2019, a purported Company stockholder filed an action in the Delaware Court of Chancery captioned City of Cambridge Retirement System v. Crooke, et al., C.A. No. 2019-0905, or the Delaware Action. The plaintiff in the Delaware Action asserts claims against (i) current and former members of our board of directors; and (ii) Ionis Pharmaceuticals, Inc., or collectively, the Defendants. The plaintiff asserts derivative claims on behalf of Akcea, which is a nominal defendant in the Delaware Action, as well as putatively direct claims on behalf of a purported class of our stockholders. The plaintiff in the Delaware action asserts that the Defendants breached their fiduciary duties in connection with the licensing transaction we and Ionis entered into regarding inotersen and AKCEA-TTR-LRx. The plaintiff also asserts an unjust enrichment claim against Ionis. We and the Defendants have moved to dismiss the plaintiff’s complaint. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

We plan to enter into one or more additional licensing transactions with our majority shareholder, Ionis. While we believe we may be successful in our efforts to consummate one or more additional licensing transactions with Ionis, we may not be successful in consummating such transactions or may do so on terms that are less favorable than we anticipated or that were expected by our stockholders, which could adversely affect our stock price. If we successfully enter into additional licensing transactions with Ionis, such transactions could result in shareholder derivative suits being filed against us in addition to the current Delaware Action. Any additional litigation could result in additional substantial costs and a further diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

Currently, a majority of our board is composed of independent directors. However, currently our compensation committee is not entirely composed of independent directors. As a controlled company, we have, currently do, and may in the future avail ourselves of some or all of these exemptions. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to the Nasdaq corporate governance requirements described above.

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

Joseph “Skip” Klein, III, a board member for Ionis, and B. Lynne Parshall, Senior Strategic Advisor and board member for Ionis, serve on our board of directors and retain their positions or engagements with Ionis. In addition, B. Lynne Parshall was appointed as Chair of our board of directors in December 2019 and entered into an agreement with us in January 2020 to provide strategic advisor services to us. In addition, Damien McDevitt, Ph.D. was the Chief Business Officer of Ionis until he was appointed as our interim Chief Executive Officer in September 2019. These individuals own Ionis equity and Ionis equity awards. Their relationship with Ionis and the ownership of any Ionis equity or equity awards creates, or may create the appearance of, conflicts of interest when we ask these individuals to make decisions that could have different implications for Ionis than the decisions have for us. In addition, our certificate of incorporation provides for the allocation of certain corporate opportunities between us and Ionis. Under these provisions, neither Ionis or its other affiliates, nor any of their officers, directors, agents or stockholders, will have any obligation to present to us certain corporate opportunities. For example, a director of our company who also serves as a director, officer or employee of Ionis or any of its other affiliates may present to Ionis certain acquisitions, in-licenses, potential development programs or other opportunities that may be complementary to our business and, as a result, such opportunities may not be available to us. To the extent attractive corporate opportunities are allocated to Ionis or its other affiliates instead of to us, we may not be able to benefit from these opportunities.

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

Ionis currently performs or supports many important corporate functions for our company. Our consolidated financial statements reflect charges for these services on an allocation basis. Under our services agreement with Ionis, we can use these Ionis services for a fixed term established on a service-by-service basis. However, we generally will have the right to terminate a service earlier if we give notice to Ionis. Partial reduction in the provision of any service requires Ionis' consent. In addition, either party will be able to terminate the agreement due to a material breach of the other party, upon prior written notice, subject to limited cure periods.

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

We have development, commercialization and license agreements with Ionis pursuant to which, subject to certain restrictions, we and Ionis will share development responsibilities for WAYLIVRA, TEGSEDI, AKCEA-APOCIII-LRx, and AKCEA-TTR-LRx. We are paying for research and development costs and reimbursing Ionis for Ionis' employees supporting our development activities. Until we build or acquire our own capabilities to replace those Ionis is providing to us, particularly development, regulatory and manufacturing services, we will be heavily dependent on Ionis.

While we and Ionis intend the license agreements, on the whole, to bolster our capabilities, certain terms of the license agreements and the other related agreements with Ionis may limit our ability to achieve the expected benefits of these transactions, including:

•

a Joint Steering Committee, or JSC, having equal membership from us and Ionis, sets the development strategy for our medicines by mutual agreement. A Regulatory Sub-committee, established by the JSC and having equal membership from our company and Ionis, will set the regulatory strategy for each of our medicines by mutual agreement. If the JSC or the Regulatory Sub-committee cannot come to a mutual agreement, then this could delay our ability to develop and commercialize TEGSEDI, AKCEA-TTR-LRx, AKCEA-APOCIII-LRx and our other medicines in development. In the event of a disagreement at the JSC related to TEGSEDI or AKCEA-TTR-LRx,, Ionis has final decision-making authority on decisions relating to development matters, Akcea has final decision-making authority on decisions relating to commercial matters, and the holder of the regulatory approvals for a product in a country has final decision making authority for regulatory affairs;

•

we will need to mutually agree with Ionis on the terms of any additional sublicense to a third party for WAYLIVRA and any of our other medicines in development and will need to obtain Ionis’ consent prior to granting any sublicense to a third party for TEGSEDI, AKCEA-TTR-LRx or any of our other medicines. If we cannot mutually agree on terms for a sublicense to a third party or if Ionis does not consent to a sublicense at all, it could delay or prevent our ability to develop and commercialize our medicines;

•	we will need to obtain Ionis’ approval to in-license a product, acquire a product or acquire another company, until the time Ionis ceases to hold at least 50% of our outstanding capital stock; and
•

there is nothing in our agreements with Ionis to prevent Ionis from developing and commercializing medicines targeting RNAs that are not apoC-III, Apo(a), ANGPTL3 or TTR to pursue the same indications we are pursuing with our medicines.

Each of the foregoing terms and Ionis' other rights under the license agreements, could limit our ability to realize the expected benefits of the license agreements or otherwise limit our ability to pursue transactions or development efforts other stockholders may view as beneficial. Further, if Ionis does not continue to own a significant portion of our equity, Ionis' incentive to help us would be diminished. If we fail to achieve the expected benefits of our agreements with Ionis, it may be more difficult, time consuming or expensive for us to develop and commercialize WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-APOCIII-LRx, AKCEA-TTR-LRx and our other medicines in development and continue the commercialization of TEGSEDI, or may result in our medicines being later to market than those of our competitors or prevent them from ever getting to market. If these events cause delays in new product development we could lose the first in class products in a given therapeutic area.

Risks Related to Our Intellectual Property

If we breach our obligations under any of our license agreements with Ionis, we could lose our rights to WAYLIVRA, TEGSEDI and our other medicines in development.

We obtained our rights to WAYLIVRA, TEGSEDI and our other medicines in development under our license agreements with Ionis. If we breach our obligations under these license agreements and, as a result, Ionis subsequently exercises its right to terminate it, we generally would not be able to continue to develop or commercialize TEGSEDI, WAYLIVRA and our other medicines in development that incorporate Ionis' intellectual property, and Ionis would receive a royalty-free, nonexclusive license to our improvements to those programs, meaning we would lose the benefits of our investment in these programs. If we breach our obligations under the license agreement with respect to AKCEA-APO(a)-LRx and Ionis consequently exercises its right to terminate the license agreement, our strategic collaboration with Novartis would convert into a direct strategic collaboration between Novartis and Ionis, and Ionis would receive all of the revenue and other benefits associated with that strategic collaboration. Similarly, if we breach our obligations under the license agreement with respect to TEGSEDI or WAYLIVRA and, Ionis consequently exercises its right to terminate the license agreement, then our strategic collaboration with PTC Therapeutics in Latin America and certain Caribbean countries would convert into a direct strategic collaboration between PTC Therapeutics and Ionis, and Ionis would receive all of the revenue and other benefits associated with that strategic collaboration. In addition, if we breach our obligations under the license agreement with respect to AKCEA-ANGPTL3-LRx and, Ionis consequently exercises its right to terminate the license agreement, then our strategic collaboration with Pfizer would convert to a direct license between Pfizer and Ionis, and Ionis would receive all of the revenue and other benefits associated with that license agreement.

If we cannot protect our patent rights or our other proprietary rights, others may compete more effectively against us.

Our success depends to a significant degree upon whether we can continue to secure and maintain intellectual property rights that protect TEGSEDI, WAYLIVRA and our medicines in development. However, patents may not issue from any of our pending patent applications in the United States or in other countries and we may not be able to obtain, maintain or enforce our owned or licensed patents and other intellectual property rights which could impact our ability to compete effectively. In addition, the scope of any of our owned or licensed patents may not be sufficiently broad to provide us with a competitive advantage. Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents or patents licensed to us so that our patent rights do not create an effective competitive barrier or revenue source.

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

We cannot be certain that the U.S. Patent and Trademark Office, or U.S. PTO, and courts in the United States or the patent offices and courts in foreign countries will consider the claims in our owned or licensed patents and applications covering WAYLIVRA, TEGSEDI and our other medicines in development as patentable. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent, including through legal action.

If we or any licensor partner loses or cannot obtain patent protection for TEGSEDI, WAYLIVRA or our medicines in development it could have a material adverse impact on our business.

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

Our commercial success depends upon our ability and the ability of our strategic partners to develop, manufacture, market and sell our medicines and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. Extensive litigation regarding patents and other intellectual property rights is common in the biotechnology and pharmaceutical industries. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including interference, derivation, reexamination, post-grant review, opposition, cancellation or similar proceedings before the U.S. PTO or its foreign counterparts.

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

We may not be aware of all such intellectual property rights potentially relating to our medicines and their uses. If a third party claims that WAYLIVRA, TEGSEDI or our medicines in development or our technology infringe its patents or other intellectual property rights, we or our partners may have to discontinue an important product or product line, alter our products and processes, pay license fees or cease certain activities. We may not be able to obtain a license to needed intellectual property on favorable terms, if at all. There are many patents issued or applied for in the biotechnology industry, and we may not be aware of patents or patent applications held by others that relate to our business. This is especially true since patent applications in the United States are filed confidentially for the first 18 months. Moreover, the validity and breadth of biotechnology patents involve complex legal and factual questions for which important legal issues remain. Thus, we do not know with certainty that our medicines or our intended commercialization thereof, does and will not infringe or otherwise violate any third party's intellectual property.

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting and defending patents on our medicines in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those we could obtain in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

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

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent protection for TEGSEDI, WAYLIVRA and our medicines in development, our business may be materially harmed.

Depending upon the timing, duration and specifics of the first FDA marketing authorization of TEGSEDI, WAYLIVRA and our medicines in development, a United States patent that we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments allow the owner of an approved product to extend patent protection for up to five years as compensation for patent term lost during product development and the FDA regulatory review process. During this period of extension, the scope of protection is limited to the approved product and approved uses.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may make compounds that are similar to our medicines but that are not covered by the claims of the patents that we own or have exclusively licensed;
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

Risks Related to Our Business and Industry

We will need to optimize the size of our organization, and we may experience difficulties in managing optimization.

We are currently a small company. To continue the commercialization of TEGSEDI and WAYLIVRA, and to commercialize our medicines in development that we are responsible for commercializing, we will need to optimize our operations and expand our use of third-party contractors. We plan to continue to optimize our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company including hiring additional staff within our regulatory, clinical and medical affairs groups and an in-house commercial organization initially focused on marketing and selling TEGSEDI and WAYLIVRA. We have added a significant number of new employees to our sales and marketing capability to commercialize TEGSEDI.

We may also anticipate needs for growth that do not materialize. For example, in anticipation of WAYLIVRA’s potential approval, in the second half of 2017, we added a significant number of new employees to our sales and marketing functions to prepare to commercialize WAYLIVRA. However, as a result of our receipt of a complete response letter, or CRL, from the FDA regarding the new drug application for WAYLIVRA, on September 6, 2018, we enacted a plan to reorganize our workforce to better align with the immediate needs of our business. In connection with this reorganization plan, we reduced our workforce by approximately 12%. If WAYLIVRA is subsequently approved in the United States, we will again need to increase our operations and expand our use of third-party contractors. We cannot assure you that we will not build out our compliance, financial or operating infrastructure again in anticipation of developments that do not occur or that occur later than we anticipate.

The current and future growth or optimization will impose significant added responsibilities on our management, including the need to maintain, integrate, optimize and manage additional employees. In addition, to meet our obligations as a public company, we will need to increase or optimize our general and administrative capabilities. Our current management, personnel and systems may not be adequate to support this growth or optimization. Our future financial performance and our ability to commercialize our medicines and to compete effectively will depend, in part, on our ability to manage any future growth or optimization effectively. To that end, we must be able to:

•	manage the manufacturing of our medicines for clinical and commercial use;
•	integrate current and additional management, administrative, financial and sales and marketing personnel;
•	optimize and manage a marketing and sales infrastructure;
•	maintain personnel necessary to effectively commercialize TEGSEDI and WAYLIVRA and our other medicines in development;
•	manage our clinical studies and the regulatory process effectively;
•	develop our administrative, accounting and management information systems and controls; and
•	hire and train additional qualified personnel.

Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and our management may be unable to successfully manage future market opportunities or our relationships with customers and other third parties.

If we do not progress in our programs as anticipated, the price of our securities could decrease.

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter into clinical trials, when we anticipate completing a clinical study, when we anticipate filing an application for marketing authorization, or when we or our partners plan to commercially launch a medicine. We base our estimates on present facts and a variety of assumptions. Many underlying assumptions are outside of our control. If we do not achieve milestones in accordance with our or our investors' or securities analysts' expectations, including milestones related to WAYLIVRA, TEGSEDI and our medicines in development, the price of our securities could decrease.

The loss of key personnel, or an inability to attract and retain highly skilled personnel, could make it more difficult to run our business and reduce our likelihood of success.

We are dependent on the principal members of our management and scientific staff. We do not have employment agreements with any of our executive officers that would prevent them from leaving us. The loss of management and key scientific employees might slow the achievement of important research and development goals. It is also critical to our success that we recruit and retain qualified scientific personnel to perform development work and marketing, sales and commercial support personnel to perform commercialization activities. We may not be able to attract and retain skilled and experienced scientific and commercial personnel on acceptable terms because of intense competition for experienced personnel among many pharmaceutical and health care companies, universities and non-profit research institutions. In addition, failure to successfully complete clinical studies, obtain regulatory approvals or effectively commercialize medicines may make it more challenging to recruit and retain qualified personnel.

We are exposed to potential product liability claims, and insurance against these claims may not be available to us at a reasonable rate in the future or at all.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products, including potential product liability claims related to TEGSEDI, WAYLIVRA and our medicines in development. We have clinical study insurance coverage and commercial product liability insurance coverage. In addition, Novartis has agreed to indemnify us against specific claims arising from Novartis' development and commercialization of AKCEA-APO(a)-LRx, PTC Therapeutics has agreed to indemnify us against specific claims arising from PTC Therapeutics’ commercialization of TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries, and Pfizer has agreed to indemnify us against specific claims arising from Pfizer’s development and commercialization of AKCEA-ANGPTL3-LRx. However, this insurance coverage and indemnities may not be adequate to cover claims against us. Insurance may not be available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, products liability claims may result in decreased demand for our medicines, injury to our reputation, withdrawal of clinical study volunteers and loss of revenue. Thus, whether or not we are insured or indemnified, a product liability claim or product recall may result in losses that could be material.

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

A variety of risks associated with operating our business and marketing our medicines internationally could materially adversely affect our business.

In addition to our U.S. operations, we are commercializing TEGSEDI in Europe and Canada, and WAYLIVRA in the E.U. and, following approval, plan to establish operations to commercialize our products in other countries globally. We face risks associated with our current and planned international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. Because we have international operations we are subject to numerous risks associated with international business activities, including:

•	compliance with differing or unexpected regulatory requirements for our medicines and foreign employees;
•	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;
•	difficulties in staffing and managing foreign operations;
•	in certain circumstances, increased dependence on the commercialization efforts and regulatory compliance of third-party distributors or strategic partners;
•	foreign government taxes, regulations and permit requirements;
•	U.S. and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;
•	anti-corruption laws, including the Foreign Corrupt Practices Act, or the FCPA, and its equivalent in foreign jurisdictions;
•

economic weakness, including inflation, natural disasters, war, events of terrorism, political instability or public health issues or pandemics, such as the coronavirus, in particular foreign countries or globally;

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

The United Kingdom’s exit from the E.U. could increase these risks.

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

On June 23, 2016, the United Kingdom, or the U.K., voted to leave the E.U. in an advisory referendum, which is generally referred to as Brexit. In January 2020, the U.K. and E.U. entered into a withdrawal agreement pursuant to which the U.K. formally withdrew from the E.U. on January 31, 2020. Following such withdrawal, the U.K. entered into a transition period scheduled to end on December 31, 2020, or the Transition Period. During the Transition Period, the U.K. will remain subject to E.U. law and maintain access to the E.U. single market and to the global trade deals negotiated by the E.U. on behalf of its members. Negotiations are expected to continue in relation to the customs and trading relationship between the U.K. and the E.U. following the expiry of the Transition Period.

In addition, as a result of Brexit, the EMA, formerly situated in London, relocated to Amsterdam. Following the Transition Period, there is a risk that the relocation will interrupt current administrative routines and occupy resources, which may generally adversely affect our dealings with the EMA. Further, there is considerable uncertainty resulting from a lack of precedent and the complexity of the U.K. and E.U.’s intertwined legal regimes as to how Brexit (following the Transition Period) will impact the life sciences industry in Europe, including our company, including with respect to ongoing or future clinical trials. The impact will largely depend on the model and means by which the U.K.’s relationship with the E.U. is governed post‑Brexit. For example, following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining E.U.-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of medicines, including our product candidates, will be required in the U.K., the potential process for which is currently unclear. Brexit may adversely affect and delay our ability to commercialize, market and sell our product candidates in the U.K. Brexit may also result in a reduction of funding to the EMA if the U.K. no longer makes financial contributions to European institutions, such as the EMA. If U.K. funding is so reduced, it could create delays in the EMA issuing regulatory approvals for our product candidates and, accordingly, have a material adverse effect on our business, financial condition, results or prospects.

If a natural or man-made disaster strikes our development or manufacturing facilities or otherwise affects our business, it could delay our progress developing and commercializing our medicines.

We currently rely on Ionis to manufacture our clinical supplies and commercial supply of active pharmaceutical ingredient for WAYLIVRA in a manufacturing facility located in Carlsbad, California and third-party contract manufacturing organizations to manufacture drug product. For TEGSEDI, we rely on third party contract manufacturing organizations to manufacture active pharmaceutical ingredient and finished drug product. The facilities and the equipment required to develop and manufacture our medicines would be costly to replace and could require substantial lead time to repair or replace. Natural or man-made disasters, including, without limitation, earthquakes, floods, fires and acts of terrorism may harm these facilities. If a disaster affects these facilities, our and our partners' development and commercialization efforts would be delayed. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, a shutdown of the U.S. government, including the FDA could harm or delay our development and commercialization activities.

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

Prior to the completion of our IPO in July 2017, no public market for our common stock existed. An active public trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares. Additionally, as of December 31, 2019, Ionis owned approximately 76 percent of our outstanding common stock. Ionis intends to hold its shares of our common stock for the foreseeable future, which could reduce the public market for our stock.

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

Factors affecting the trading price of our common stock may include:

•	our failure to effectively develop and commercialize TEGSEDI, WAYLIVRA and our medicines in development;
•	Novartis' failure to effectively develop and commercialize AKCEA-APO(a)-LRx;
•	Pfizer’s failure to effectively develop and commercialize AKCEA-ANGPTL3-LRx;
•	PTC Therapeutics’ failure to effectively commercialize TEGSEDI or WAYLIVRA in Latin America and certain Caribbean countries;
•	changes in the market's expectations about our operating results;
•	adverse results or delays in preclinical or clinical studies;
•	our decision to initiate a clinical study, not to initiate a clinical study or to terminate an existing clinical study;
•	adverse regulatory decisions, including failure to receive additional regulatory approvals for TEGSEDI or WAYLIVRA, or regulatory approval for our medicines in development;
•	success or failure of competitive products or antisense medicines more generally;
•	adverse developments concerning our manufacturers or our strategic partnerships;
•	inability to obtain adequate product supply for any medicine for clinical studies or commercial sale or inability to do so at acceptable prices;
•	the termination of a strategic partnership or the inability to establish additional strategic partnerships;
•	unanticipated serious safety concerns related to the use of TEGSEDI, WAYLIVRA and our medicines in development;
•

adverse safety or other clinical results, such as those that have occurred in the past or that may occur in the future, related to medicines being developed by Ionis or other companies that are or may be perceived to be similar to our medicines;

•	our ability to effectively manage our growth;
•	the size and growth, if any, of the targeted market;
•	our operating results do not meet the expectation of securities analysts or investors in a particular period;
•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	securities analysts do not publish reports about us or our business or publish negative reports;
•	changes in financial estimates and recommendations by securities analysts concerning our company, our market opportunity, or the biotechnology and pharmaceutical industries in general;
•	operating and stock price performance of other companies that investors deem comparable to us;

•	overall performance of the equity markets;
•	announcements by us or our competitors of acquisitions, new medicines or programs, significant contracts, commercial relationships or capital commitments;
•	our and our strategic partners' ability to successfully market TEGSEDI, WAYLIVRA and, if approved, our medicines in development;
•	changes in laws and regulations affecting our business, including but not limited to clinical study requirements for approvals;
•	changes in the structure of healthcare payment systems;
•

disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain and maintain patent protection for TEGSEDI, WAYLIVRA and our medicines in development;

•	commencement of, or involvement in, litigation involving our company, our general industry, or both;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of our common stock available for public sale;
•	additions or departures of key scientific or management personnel;
•	any major change in our board or management;
•	changes in accounting practices;
•	ineffectiveness of our internal control over financial reporting;
•	significant changes in our relationship with Ionis;
•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, elections, medicine pricing policies, international currency fluctuations and acts of war or terrorism.

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

Sales of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. As of December 31, 2019 Ionis owned 77,094,682 shares, or approximately 76 percent, of our common stock. Novartis owned 6,250,000 shares of common stock pursuant to our agreements with them. Novartis will not sell, in any single trading day, an amount of shares that is more than 10% of the daily trading volume of our common stock for that trading day. While the shares of common stock held by Ionis are eligible for sale in the public market, any sales by Ionis will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, 18,500,000 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. To the extent the holders of these shares sell them into the market or our stockholders believe these sales might occur, the market price of our common stock could decline.

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

Under the Internal Revenue Code of 1986, as amended, or the Code, a corporation is generally allowed a deduction for net operating losses, or NOLs, carried over from a prior taxable year. Under that provision, we can carryforward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. The same is true of other unused tax attributes, such as tax credits.

Under the Tax Cut and Jobs Act of 2017, or the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the federal Tax Act.

In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards or other tax attributes is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, a change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could materially affect us.

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

We are subject to derivative shareholder litigation. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on us.

On November 11, 2019, a purported Company stockholder filed an action in the Delaware Court of Chancery captioned City of Cambridge Retirement System v. Crooke, et al., C.A. No. 2019-0905, or the Delaware Action. The plaintiff in the Delaware Action asserts claims against (i) current and former members of our board of directors; and (ii) Ionis Pharmaceuticals, Inc., or collectively, the Defendants. The plaintiff asserts derivative claims on behalf of Akcea, which is a nominal defendant in the Delaware Action, as well as putatively direct claims on behalf of a purported class of our stockholders. The plaintiff in the Delaware action asserts that the Defendants breached their fiduciary duties in connection with the licensing transaction that we and Ionis entered into regarding inotersen and AKCEA-TTR-LRx. The plaintiff also asserts an unjust enrichment claim against Ionis. We and the Defendants have moved to dismiss the plaintiff’s complaint. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of February 20, 2020, we occupied the following properties:

Property Description	Location	Square Footage	Owned or Leased	Initial Lease Term End Date	Lease Extension Options
Akcea office space facility	Boston, MA	30,175	Leased	2028	Five year option to extend
Akcea office space facility	Carlsbad, CA	4,723	Leased	2023	None
Akcea office space facility	Dublin, Ireland	937	Leased	2020	One year option to extend

Item 3. Legal Proceedings

On November 11, 2019, a purported Company stockholder filed the Delaware Action in the Delaware Court of Chancery captioned City of Cambridge Retirement System v. Crooke, et al., C.A. No. 2019-0905. The plaintiff in the Delaware Action asserts claims against (i) current and former members of our board of directors; and (ii) Ionis Pharmaceuticals, Inc. (hereinafter collectively referred to as, the Defendants). The plaintiff asserts derivative claims on behalf of Akcea, which is a nominal defendant in the Delaware Action, as well as putatively direct claims on behalf of a purported class of our stockholders. The plaintiff in the Delaware action asserts that the Defendants breached their fiduciary duties in connection with the licensing transaction that we and Ionis entered into regarding inotersen and AKCEA-TTR-LRx. The plaintiff also asserts an unjust enrichment claim against Ionis. We and the Defendants have moved to dismiss the plaintiff’s complaint. We believe that the claims asserted in the Delaware Action are without merit. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded publicly through The Nasdaq Global Select Market under the symbol “AKCA.” Prior to our initial public offering, or IPO, on July 19, 2017, there was no public trading market for our common stock. Our initial public offering was priced at $8.00 per share on July 17, 2017. On February 20, 2020, the closing price of our common stock on The Nasdaq Global Select Market was $18.45 per share.

As of February 20, 2020, there were 11 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Set forth below is a chart comparing the total return on an indexed basis of $100 invested on July 19, 2017, which is the date our shares began trading, in our common stock, the NASDAQ Composite Index (total return) and the NASDAQ Biotechnology Index through December 31, 2019. The total return assumes reinvestment of dividends. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

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

Recent Sale of Unregistered Securities

During the year ended December 31, 2019, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data:
Product revenue	$42,253	$2,237	$—	$—	$—
Licensing revenue	$10,172	$12,000	$—	$—	$—
Research and development and license revenue under collaborative agreements	$436,118	$50,630	$43,401	$—	$—
Cost of sales - product	$(4,569)	$(1,820)	$—	$—	$—
Cost of sales - intangible asset amortization	$(5,690)	$(2,713)	$—	$—	$—
Cost of license	$(5,400)	$(7,200)	$—	$—	$—
Research and development expenses	$(292,852)	$(130,340)	$(126,890)	$(68,459)	$(50,885)
Selling, general and administrative expenses	$(181,681)	$(153,610)	$(36,981)	$(15,053)	$(10,553)
Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.	$39,723	$—	$—	$—	$—
Net income (loss)	$40,772	$(225,821)	$(121,559)	$(83,217)	$(61,422)
Net loss per share of preferred stock, basic and diluted	$—	$—	$(1.80)	$(2.88)	$(2.13)
Weighted-average shares of preferred stock outstanding, basic and diluted	—	—	15,748	28,885	28,885
Net income (loss) per share of common stock owned by Ionis, basic	$0.49	$(2.74)	$(3.08)	$—	$—
Weighted-average shares of common stock outstanding owned by Ionis, basic	70,100	59,812	20,669	—	—
Net income (loss) per share of common stock owned by others, basic	$0.29	$(2.87)	$(3.08)	$—	$—
Weighted-average shares of common stock outstanding owned by others, basic	22,816	21,553	9,593	—	—
Net income (loss) per share of common stock owned by Ionis, diluted	$0.48	$(2.74)	$(3.08)	$—	$—
Weighted-average shares of common stock outstanding owned by Ionis, diluted	70,100	59,812	20,669	—	—
Net income (loss) per share of common stock owned by others, diluted	$0.29	$(2.87)	$(3.08)	$—	$—
Weighted-average shares of common stock outstanding owned by others, diluted	25,282	21,553	9,593	—	—

Note: Akcea Therapeutics adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers in fiscal 2018 using the full retrospective method. As a result, all financial information beginning in fiscal 2017 was restated.

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet:
Cash, cash equivalents and short-term investments	$463,672	$252,609	$260,130	$7,857	$64,310
Working capital	$454,907	$186,574	$178,379	$(19,344)	$53,761
Total assets	$599,250	$365,261	$268,804	$10,684	$66,067
(Receivable) payable (from) to Ionis	$(3,231)	$18,901	$14,365	$24,355	$9,198
Series A convertible preferred stock	$—	$—	$—	$100,000	$100,000
Common stock and additional paid-in capital	$1,024,269	$799,090	$464,497	$—	$—
Accumulated deficit	$(481,270)	$(522,042)	$(296,221)	$(174,662)	$(91,445)
Stockholders’ equity (deficit)	$543,004	$276,724	$167,825	$(17,747)	$55,267

Note: Akcea Therapeutics adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers in fiscal 2018 using the full retrospective method. As a result, all financial information beginning in fiscal 2017 was restated.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for each of the two years in the period ended December 31, 2019, and our financial condition at December 31, 2019. Year-to-year comparisons between 2018 and 2017 have been omitted from this Annual Report on Form 10-K, but may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which specific discussion is incorporated herein by reference. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, "Risk Factors." In addition, the following should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements as indexed on page F-1.

Overview

We are a commercial stage biopharmaceutical company developing and marketing transformative medicines to treat patients with serious and rare diseases. Our large and potentially advancing pipeline of medicines in late-stage development and on the market allows us to capitalize on our strengths in supporting patients, healthcare professionals and caregivers in treating rare and serious diseases.  To optimize the value of our medicines to treat larger patient populations, we add to our own capabilities the strengths of partners to provide additional expertise, resources and commercial capabilities. We believe our strong relationship with our majority shareholder, Ionis Pharmaceuticals, Inc., or Ionis, should allow us to continue to expand our pipeline.

We have a robust portfolio of antisense medicines on the market and in development covering multiple targets and diseases that we have licensed from Ionis. We are highly focused on commercializing our approved therapies, TEGSEDI and WAYLIVRA. TEGSEDI is indicated to treat adults with the polyneuropathy caused by hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, and has been approved and launched in the United States, or U.S., the European Union, or E.U. and Canada as well as approved in Brazil. WAYLIVRA is indicated as an adjunct to diet to treat adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, who are at high risk for pancreatitis, for whom response to diet and triglyceride lowering therapy has been inadequate. WAYLIVRA has been approved and launched in the E.U.

We are advancing a mature pipeline of novel medicines with the potential to treat multiple diseases. In addition to TEGSEDI and WAYLIVRA, our pipeline includes two medicines in Phase 3 clinical trials, AKCEA-APO(a)-LRx which is partnered with Novartis Pharma AG, or Novartis, and AKCEA-TTR-LRx. We also have two additional medicines that have each completed a Phase 2 study, AKCEA-ANGPTL3-LRx, which is partnered with Pfizer, Inc., or Pfizer, and AKCEA-APOCIII-LRx. All of our medicines are based on Ionis’ antisense technology platform.  Our medicines in development use Ionis' advanced LIgand Conjugated Antisense, or LICA, technology, which enhances the effective uptake and activity of these medicines in particular tissues.

We are continuing to optimize our current commercial infrastructure for TEGSEDI and WAYLIVRA, and plan to use this infrastructure for the other medicines in our pipeline. A key element of our commercial strategy is to provide the specialized, patient-centric support required to successfully address serious and rare disease patient populations. We believe our focus on treating patients with inadequately addressed rare and serious diseases allows us to partner efficiently and effectively with the specialized medical community that supports these underserved patient communities. For example, we created Akcea Connect, a drug treatment program made up of dedicated, regionally-based nurse case managers who have a wide range of medical knowledge and experience. This program offers free, private and personalized support to patients, their caregivers and their families in the U.S. Internationally, we are introducing Akcea Connect in each of the countries where we launch with the highest level of patient and physician support allowed by local regulations. Express Scripts’ Accredo Health Group, Inc., or Accredo is our specialty pharmacy partner for the distribution of TEGSEDI in the U.S. We chose Accredo because of their experience with the unique needs of rare disease communities and their proven track record for simplifying access to therapy. Accredo has a team of specialty clinicians, pharmacists and approximately 600 field-based nurses located throughout the U.S. who are augmenting the Akcea Connect team of nurse case managers to provide support and address the needs of the hATTR amyloidosis community. To further support the hATTR amyloidosis community, Akcea and Ambry Genetics Corporation, or Ambry, a Konica Minolta company, launched hATTR Compass™ in the U.S. and Canada, a free-of-charge, confidential genetic testing and genetic counseling program for people suspected to have hATTR amyloidosis. This program is intended to empower patients and their caregivers by providing accurate genetic information, so they can make informed decisions about their healthcare.

Our goal is to embrace strategies that allow our medicines to be made available to patients in need as broadly as possible. As we build Akcea, we continue to execute a strategy to provide our medicines to the greatest number of patients globally as rapidly as possible. We have built commercial organizations in the U.S., E.U., and Canada, and continue to determine the optimal method to provide access to our medicines beyond the regions in which we have a physical presence through expansion of our own footprint and partnerships with companies with regional strength. Depending on the geographic region, the number of patients impacted by the diseases we are treating and the regulatory environment of the local countries, we may choose to build out the commercial infrastructure ourselves, or to partner with another company for commercial sales and distribution. For instance, PTC Therapeutics International Limited, or PTC Therapeutics, is commercializing TEGSEDI and plans to commercialize WAYLIVRA in Latin America and certain Caribbean countries. Our decision to partner with PTC Therapeutics to accelerate commercial access for patients in Latin America reflects our commitment to bringing TEGSEDI and WAYLIVRA to patients as rapidly as possible. PTC Therapeutics has an established rare disease team in Latin America that has experience in patient identification, in physician and patient education and support programs and in efficiently obtaining market access. PTC Therapeutics’ patient focused approach for rare diseases aligns with our approach, making them an experienced partner for this region. In October 2019, PTC Therapeutics received approval for TEGSEDI in Brazil. PTC Therapeutics anticipates approval in Brazil for WAYLIVRA this year.

Our efforts to treat people with serious and underserved rare diseases are currently focused on transthyretin amyloidosis, or ATTR amyloidosis, and cardiometabolic diseases.

ATTR

TEGSEDI is an antisense medicine designed to reduce the production of the TTR protein. hATTR amyloidosis is a severe, progressive and life-threatening disease caused by the abnormal formation of the TTR protein and aggregation of TTR amyloid deposits in various tissues and organs throughout the body, including in peripheral nerves, the heart and intestinal tract. The progressive accumulation of TTR amyloid deposits in these organs often leads to intractable peripheral sensorimotor neuropathy, autonomic neuropathy, and/or cardiomyopathy, as well as other disease manifestations. hATTR amyloidosis causes significant morbidity and progressive decline in quality of life, severely impacting activities of daily living. The disease often progresses rapidly and can lead to premature death. The median survival is 4.7 years following diagnosis.

We estimate that there are approximately 50,000 patients globally with hATTR amyloidosis, the majority of whom have symptoms of polyneuropathy.

TEGSEDI was discovered and developed by Ionis and was licensed by us in April 2018. In addition to TEGSEDI, we and Ionis are co-developing AKCEA-TTR-LRx for hereditary and wild-type forms of transthyretin amyloidosis, or ATTR amyloidosis. We and Ionis initiated clinical development of AKCEA-TTR-LRx in December 2018 and presented positive Phase 1 data results in September 2019. The data showed a >90% knockdown of TTR following administration in healthy volunteers, and a positive safety and tolerability profile. We and Ionis recently initiated a Phase 3 program for AKCEA-TTR-LRx in patients with hereditary and wild type forms of TTR amyloidosis.

Cardiometabolic

Our lipid/cardiometabolic medicines, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-APOCIII-LRx and AKCEA-ANGPTL3-LRx, are all based on antisense technology developed by Ionis. WAYLIVRA was granted conditional marketing authorization approval in the E.U. on May 3, 2019 and launched in Germany in August 2019. Our launch preparation activities with respect to WAYLIVRA are ongoing throughout the E.U. The approval of WAYLIVRA in the E.U. follows a positive recommendation by the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. We are leveraging and optimizing our existing commercial infrastructure in Europe to market WAYLIVRA. In addition, we are focused on regulatory discussions for WAYLIVRA in the U.S. and Canada. On May 10, 2018, the United States Food and Drug Administration’s, or FDA’s, Endocrinologic and Metabolic Drugs Advisory Committee voted to support approval of WAYLIVRA for the treatment of people with FCS. On August 27, 2018, we and Ionis announced that we received a Complete Response Letter from the Division of Metabolism and Endocrinology Products of the FDA regarding the New Drug Application for WAYLIVRA. The FDA did not cite any new concerns beyond those described in the Advisory Committee briefing book, in which the main areas of focus were the dosing schedule and management of thrombocytopenia. We continue to feel strongly that WAYLIVRA demonstrates a favorable benefit/risk profile in people with FCS, as was reflected in the positive outcome from the Advisory Committee meeting. In November 2018, we received a Notice of Noncompliance withdrawal letter, or NON-W, from Heath Canada for WAYLIVRA. We and Ionis are engaged in finding a path forward for WAYLIVRA in the U.S. and Canada.

FCS is a serious and rare disease caused by impaired function of the enzyme lipoprotein lipase, or LPL, and characterized by severe hypertriglyceridemia and a risk of acute pancreatitis. Further, the lives of patients with this disease are impacted daily by the associated symptoms. In our Phase 3 clinical study, we have observed consistent and substantial (>70%) decreases in triglycerides and improvements in other manifestations of FCS, including pancreatitis attacks and abdominal pain. The final study results from the Phase 3 APPROACH study were published in the August 8th, 2019 issue of The New England Journal of Medicine. We believe the safety and efficacy data from the WAYLIVRA program demonstrate a favorable risk-benefit profile for patients with FCS. The FDA and EMA have granted orphan drug designation to WAYLIVRA for the treatment of patients with FCS.

In August 2019 we announced topline results from the BROADEN study in patients with familial partial lipodystrophy, or FPL. People with FPL have abnormal subcutaneous fat distribution causing increased incidence of potentially life-threatening pancreatitis, diabetes, extreme insulin resistance and increased liver fat. BROADEN is a randomized, double blind, placebo-controlled study of 300 mg of WAYLIVRA administered by a subcutaneous injection in patients with FPL. In the study, WAYLIVRA met its primary endpoint demonstrating a statistically significant reduction in triglyceride levels. WAYLIVRA also met a key secondary endpoint with a statistically significant reduction in liver fat. The most common adverse events observed in WAYLIVRA-treated patients were mild or moderate in severity and included injection site reactions, nasopharyngitis, urinary tract infection, and reductions in platelet levels. We are continuing to evaluate the data from this study and are assessing next steps.

AKCEA-APO(a)-LRx completed Phase 2 in 2018 and Novartis has initiated the Phase 3 program. AKCEA-APOCIII-LRx and AKCEA-ANGPTL3-LRx both recently completed positive Phase 2 studies.

In December 2019, Novartis made a strategic portfolio decision not to exercise its option and to terminate its rights to AKCEA-APOCIII-LRx and, consequently, we now retain the rights to AKCEA-APOCIII-LRx. In January 2020, we reported positive Phase 2 top line results from this program in the treatment of patients with hypertriglyceridemia who are at risk for or have established cardiovascular disease. We and Ionis plan to initiate a Phase 3 program in FCS for this medicine in 2020 and we are evaluating development in additional rare and common diseases that are associated with high triglyceride levels. AKCEA-APOCIII-LRx also has the potential to favorably impact numerous other risk factors independently associated with CVD.

In addition, in October 2019, we entered into a worldwide exclusive license agreement, or the Pfizer Collaboration, with Pfizer Inc., or Pfizer, for the development and commercialization of AKCEA-ANGPTL3-LRx. Under the terms of the Pfizer Collaboration, we granted Pfizer an exclusive license, with the right to grant certain sublicenses, to develop, manufacture, commercialize and otherwise exploit AKCEA-ANGPTL3-LRx worldwide. We have the right to exercise an option, to participate in commercialization activities with Pfizer in the U.S. and certain additional markets. We believe Pfizer’s expertise and breadth of experience in cardiovascular and metabolic diseases makes it well suited to accelerate clinical development of AKCEA-ANGPTL3-LRx. Pfizer is responsible for all development and regulatory activities and all costs beyond those associated with the Phase 2 study for which we recently announced positive top line results.

Commercial Infrastructure

We are continuing to optimize our current commercial infrastructure for TEGSEDI and WAYLIVRA, and plan to use this infrastructure for the other medicines in our pipeline. Depending on the geographic region, the number of patients impacted by the diseases we are treating and the regulatory environment of the local countries, we may choose to build out the commercial infrastructure ourselves, or to partner with another company for commercial sales and distribution. In August 2018, we entered into a licensing agreement with PTC Therapeutics International Limited, or PTC Therapeutics, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. A key element of our commercial strategy is to provide the specialized, patient-centric support required to successfully address rare disease patient populations. We believe our focus on treating patients with inadequately addressed rare and serious diseases will allow us to partner efficiently and effectively with the specialized medical community that supports these underserved patient communities.

To maximize the commercial potential of AKCEA-APO(a)-LRx, we have a strategic collaboration with Novartis. In February 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. Novartis is now responsible for all development and commercialization activities for this medicine, subject to our potential participation in co-commercialization. Novartis initiated the Lp(a) HORIZON study, a Phase 3 study of AKCEA-APO(a)-LRx in patients with established cardiovascular disease, or CVD, and elevated levels of lipoprotein(a), or Lp(a). Lp(a) HORIZON is a global CVD outcomes study in which Novartis plans to enroll more than 7,500 patients. We believe Novartis brings significant resources and expertise to the collaboration that can accelerate our ability to deliver this potential therapy to the large population of patients who have high cardiovascular risk due to elevated Lp(a).

Our collaboration with Novartis also included rights to AKCEA-APOCIII-LRx. In December 2019, Novartis made a strategic portfolio decision not to exercise its option and terminated its rights to AKCEA-APOCIII-LRx and, consequently, we have retained the rights to develop and commercialize AKCEA-APOCIII-LRx. In January 2020, we reported positive Phase 2 top line results from this program in the treatment of patients with hypertriglyceridemia. We and Ionis plan to initiate a Phase 3 program in FCS for this medicine in 2020 and we are evaluating additional rare and common diseases that are associated with high triglyceride levels. AKCEA-APOCIII-LRx also has the potential to favorably impact numerous other risk factors independently associated with CVD.

Our strategic collaboration with Novartis has a potential aggregate transaction value of $900.0 million, plus royalties, which we will share equally with Ionis. The calculation of potential aggregate transaction value assumes that Novartis successfully develops and achieves regulatory approval for AKCEA-APO(a)-LRx in multiple indications, and that Novartis achieves pre-specified sales targets with respect to AKCEA-APO(a)-LRx. In addition to the $75.0 million upfront payment that we received in February 2017 and the $150.0 million license fee that we received in February 2019 for AKCEA-APO(a)-LRx, we are eligible to receive up to $675.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $360.0 million for the achievement of commercialization milestones. We are also eligible to receive tiered, double-digit royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx, and Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. In connection with Novartis’ exercise of its option to exclusively license AKCEA-APO(a)-LRx, we and Novartis established a more definitive framework under which we may negotiate the co-commercialization of AKCEA-APO(a)-LRx between the two companies in selected markets. Included in this framework is an option by which Novartis could solely commercialize AKCEA-APO(a)-LRx in exchange for Novartis paying us increased commercial milestone payments based on sales of AKCEA-APO(a)-LRx. We will share any milestone payments and royalties equally with Ionis.

See Note 7, Strategic Collaboration with Novartis, to our consolidated financial statements for additional information.

In October 2019, we entered into a collaboration with Pfizer which has a potential aggregate transaction value of up to $1.6 billion, plus royalties, which we will share equally with Ionis. The calculation of potential aggregate transaction value assumes that Pfizer successfully develops and achieves regulatory approval for AKCEA-ANGPTL3-LRx in multiple indications in the U.S., E.U. and Japan, and that Pfizer achieves pre-specified sales targets with respect to AKCEA-ANGPTL3-LRx. In addition to the upfront payment of $250.0 million that we received from Pfizer in November 2019, of which we paid Ionis $125.0 million as a sublicense fee in the form of 6,873,344 shares of our common stock, we are eligible to receive up to $1.3 billion in milestone payments, including up to $205.0 million for the achievement of development milestones, up to $250.0 million for the achievement of regulatory milestones and up to $850.0 million for the achievement of commercialization milestones. We are also eligible to receive tiered, double-digit royalties in the mid-teens to low twenty percent range on net sales of AKCEA-ANGPTL3-LRx, and Pfizer will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will share any milestone payments and royalties equally with Ionis. We will achieve the next payment of $75.0 million when Pfizer advances AKCEA-ANGPTL3-LRx.

See Note 10, License Agreement with Pfizer, to our consolidated financial statements for additional information.

Our Relationship with Ionis

Ionis formed Akcea as a wholly-owned subsidiary to complete development of and commercialize Ionis’ medicines to treat lipid disorders. We began business operations in January 2015. We licensed our cardiometabolic franchise from Ionis at the beginning of 2015. Prior to licensing these medicines, Ionis’ employees performed all of the development, regulatory and manufacturing activities for these medicines either themselves or through third-party providers. As such, Ionis incurred all of the expenses associated with these activities and reported them in its consolidated financial statements. We licensed TEGSEDI and AKCEA-TTR-LRx from Ionis in April 2018. Prior to then, Ionis had been advancing these medicines in development and incurring the expenses for those activities. Under our license agreements with Ionis, Ionis continued and is continuing to conduct certain development, regulatory and manufacturing activities for our medicines and we will reimburse Ionis for these services. Also, under these license agreements, we are required to pay Ionis sublicense fees based on amounts we receive under license and collaboration agreements with others. Ionis has agreed to accept certain payments owed by us in the form of Akcea common stock, rather than cash, which was determined based on mutual agreement at the then fair market value of Akcea’s common shares. For example, as a result of the $250.0 million upfront license fee that we received in November 2019 from Pfizer upon the closing of the Pfizer License Agreement, we settled our $125.0 million obligation to Ionis in Akcea common stock. Ionis also accepted $75.0 million in Akcea common stock as payment for our obligation resulting from the $150.0 million license fee received in February 2019 from Novartis as a result of Novartis exercising its option to license AKCEA-APO(a)-LRx. However, Ionis may not choose to accept stock for future payments we owe Ionis. As of December 31, 2019, Ionis owned approximately 76 percent of our outstanding stock. As a result, we are controlled by Ionis and are a “controlled company” under the marketplace rules of the Nasdaq Stock Market, or Nasdaq.

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

Revenue Recognition

We began to record revenues from product sales in the fourth quarter of 2018. Our revenues are also derived from our collaboration agreements with Novartis and Pfizer, and our collaboration and license agreement with PTC Therapeutics. The terms of such collaboration agreements may include consideration such as nonrefundable license fees, funding of research and development services, payments due upon the achievement of clinical and pre-clinical performance-based development milestones, regulatory milestones, sales-based milestones, manufacturing services, and royalties on product sales.

Collaboration and License Revenue

Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or Topic 606, using the full retrospective transition method. Under this method, we revised our consolidated financial statements for prior period amounts including the periods included in this Report on Form 10-K, as if Topic 606 had been effective for such periods.  As a result of our adoption of Topic 606, we made revisions to amounts originally reported for the year ended December 31, 2017 and as of December 31, 2017.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, then assess whether each promised good or service is distinct. When we offer options for additional goods or services, such as an option to license a medicine in the future or for additional goods or services to be provided in the future, we evaluate whether such options are material rights that should be treated as additional performance obligations. We typically have concluded that the option to license a medicines or the options for additional goods or services that may be requested in the future under our collaboration agreements are not material rights as the amounts attributable to such options represent standalone selling price, and therefore no consideration is allocated to these items at the inception of an agreement. When a partner exercises its option to license a medicine or requests the additional goods or services, a new performance obligation is created for that item. Once performance obligations are identified, we then recognize as revenue the amount of the transaction price that we allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of either an output or input method. As of December 31, 2019, we had four collaboration and license revenue agreements: our strategic collaboration, option and license agreement with Novartis, which we entered into in January 2017; our TTR development, collaboration and license agreement with Ionis, under which we recognize commercial product revenue related to TEGSEDI sales subsequent to product launch in the fourth quarter of 2018; our collaboration and license agreement with PTC Therapeutics, which we entered into in August 2018; and our license agreement with Pfizer, which we entered into in October 2019. For a complete discussion of the accounting related to our collaborative agreements, see Note 7, Strategic Collaboration with Novartis, Note 8, License Agreements and Services Agreement with Ionis, Note 9, Collaboration and License Agreement with PTC Therapeutics, Note 10, License Agreement with Pfizer, and the section below entitled Product Revenue, Net.

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

Revenue from product sales is recognized when the customer obtains control of our product, which occurs upon transfer of title to the customer. Revenue is recognized at the amount that we expect to be entitled to in exchange for the sale of our product. This amount includes both fixed and variable consideration and excludes amounts that are collected from customers and remitted to governmental authorities. We record shipping and handling costs within cost of goods sold on our consolidated statement of operations. We classify payments to customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses on our consolidated statements of operations. Payments to customers or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below. We have elected not to adjust consideration for the effects of a significant financing component when the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less. Our payment terms are generally between thirty to ninety days.

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

The following are the components of variable consideration related to product revenue:

Chargebacks:  In the U.S., we estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to our U.S. customer. Our U.S. customer charges us for the difference between what they pay for the product and the selling price to the qualified healthcare providers. We record reserves and reduce our product revenue for these chargebacks related to product sold to our U.S. customer during the reporting period as well as our estimate of product that remains in the distribution channel at the end of the reporting period that we expect will be sold to qualified healthcare providers in future periods. Our established reserve for chargebacks is included in accrued liabilities on our consolidated balance sheet.

Government rebates: We are subject to discount obligations under government programs, including Medicaid and Medicare programs in the U.S., and similar programs in certain countries in Europe. We record reserves for government rebates based on statutory discount rates and estimated utilization in the period in which revenue is recognized. We estimate Medicaid and Medicare rebates based upon estimated payer mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses on our consolidated balance sheet. For Medicare, we also estimate the number of patients in the prescription medicine coverage gap for whom we expect we will owe an additional liability under the Medicare Part D program. On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

Managed care rebates: We are subject to rebates in connection with our value-based agreement with a certain commercial payer. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued liabilities on our consolidated balance sheet.  This rebate is based on a fixed percentage and includes a price increase limit allowance (price protection).  Our estimate for managed care rebates is based upon estimated payer mix and the resulting applicable contractual rebate rate.

Trade discounts and allowances: We provide customary invoice discounts on sales to our U.S. customer for prompt payment. The discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a reserve that is offset against our accounts receivable balance on our consolidated balance sheet.

Distribution fees: We receive and pay for various distribution services provided by our U.S. and E.U. customers and our U.S. wholesalers. These fees are generally accounted for as a reduction of revenue in the same period the related revenue is recognized, and an establishment of a reserve that is offset against our accounts receivable balance on our consolidated balance sheet. To the extent that the services received are distinct from the sale of products to our customers, we classify these payments as selling, general and administrative expenses.

Product Returns: Our U.S. customer has return rights and our wholesalers in the U.S. have limited return rights primarily related to the product’s expiration date. We estimate the amount of product sales that may be returned and record the estimate as a reduction of revenue and a refund liability included in accrued liabilities in our consolidated balance sheet in the period the related product revenue is recognized. Based on our distribution model, contractual inventory limits with our U.S. customer and wholesalers and the price of TEGSEDI, we believe there will be minimal returns in the U.S. Our E.U. customers only take title to TEGSEDI and WAYLIVRA when an order is received and therefore only maintain inventory levels of our products based on demand. Accordingly, there is limited return risk in the E.U. and we have not recorded any return estimate in the transaction price for products sold in the E.U.

Other incentives: In the U.S., other incentives include co-payment assistance that we provide to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance. The calculation of the accrual for co-payment assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue. Our estimate is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued liabilities on our consolidated balance sheet.

During the year ended December 31, 2019, we recorded product revenue, net, of $42.3 million, which consisted of $34.6 million of TEGSEDI sales in the U.S., and $7.7 million of TEGSEDI and WAYLIVRA sales in the E.U. This compared to product revenue, net, during the year ended December 31, 2018 of $2.2 million which consisted of $1.2 million of TEGSEDI sales in the U.S., and $1.0 million of TEGSEDI sales in the E.U. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2019 and 2018 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2017	$—	$—	$—	$—
Provision related to current period sales	50	293	5	348
Adjustment related to prior period sales	—	—	—	—
Credit or payments made during the period	—	—	—	—
Balance at December 31, 2018	50	293	5	348
Provision related to current period sales	1,240	2,604	192	4,036
Adjustment related to prior period sales	(4)	(28)	—	(32)
Credits or payments made during the period	(1,016)	(1,516)	—	(2,532)
Balance at December 31, 2019	$270	$1,353	$197	$1,820

Inventory

Prior to the regulatory approval of our product candidates, we incur expenses for the manufacturing of drug product that could potentially be available to support the commercial launch of our products. Until the first reporting period when regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expense.

WAYLIVRA inventory-related costs incurred subsequent to April 1, 2019, and TEGSEDI inventory-related costs incurred subsequent to July 1, 2018, are reflected as inventory on our consolidated balance sheet at the lower of cost or net realizable value under the first-in, first-out, or FIFO, basis. We periodically analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by our management and if actual market conditions are less favorable than projected by our management, additional write-downs of inventory may be required which would be recorded as a cost of product sales in the consolidated statement of operations. We recorded inventory write-offs of $0.2 million for the year ended December 31, 2019. We did not record any inventory write-offs for the year ended December 31, 2018.

Intangible Assets

We obtained exclusive licenses from Ionis for specific patents that Ionis owns and maintains related to our medicine pipeline. We recorded our licenses from Ionis as a capital contribution using the carryover basis of Ionis' historical cost for the related patents. We are amortizing our capitalized licenses over their estimated useful life, which is the term of the underlying individual patents owned by Ionis.

In addition, we maintain definite-lived intangible assets related to regulatory milestone payments made to Ionis that are recoverable through future cash flows from approved products, which are capitalized as licensed intangible assets. These assets are amortized over their remaining useful lives, which are generally estimated to be the remaining patent life. If our estimate of the product’s useful life is shorter than the remaining patent life, then the shorter period is used. Intangible assets are amortized using the economic consumption method if anticipated future revenue can be reasonably estimated. The straight-line method is used when future revenue cannot be reasonably estimated. We use the straight-line method and amortization expense is recorded as a component of cost of sales to the extent the underlying license is related to a commercial product or research and development prior to product commercialization in the consolidated statements of operations.

We assess our intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist.  Events that could result in an impairment, or trigger an interim impairment assessment, may include actions by regulatory authorities with respect to us or our competitors, the receipt of additional clinical or nonclinical data regarding our medicine or a potentially competitive medicine, changes in the clinical development program for a medicine candidate or new information regarding potential sales for the medicine.  If impairment indicators are present or changes in circumstance suggest that impairment may exist, we perform a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet.  If the undiscounted cash flows used in the recoverability test are less than the carrying value, we would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. We did not recognize any impairment losses for the years ended December 31, 2019 or 2018.

Estimated Liability for Research and Development Costs

We record accrued liabilities related to expenses for which vendors or service providers have not yet billed us. These liabilities are for products or services that we have received and primarily relate to ongoing nonclinical and clinical studies. These costs primarily include third-party clinical management costs, costs for contract research organizations, laboratory and analysis costs, toxicology studies and investigator grants. We have medicines in concurrent nonclinical and clinical studies at several sites throughout the world. To ensure that we have adequately provided for ongoing nonclinical and clinical research and development costs during the period in which we incur such costs, we maintain an accrual to cover these costs. We update our estimate for this accrual on at least a quarterly basis. The assessment of these costs is a subjective process that requires judgment. Upon settlement, these costs may differ materially from the amounts accrued in our consolidated financial statements. Our historical accrual estimates have not been materially different from our actual amounts.

Income Taxes

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

We record a valuation allowance to reduce the balance of our net deferred tax assets to the amount we believe is more-likely-than-not to be realized. Due to our history of financial statement losses and the uncertainty of generating sufficient pre-tax income in future periods, we maintain a full valuation allowance against our net deferred tax assets.

We recognized pretax net income of $43.0 million for the year ended December 31, 2019 compared to pretax net losses of $225.4 million and $120.3 million for the years ended December 31, 2018 and 2017, respectively. The pretax net income in 2019 is due to an increase in our research and development and license revenue for the year, primarily related to non-recurring transactions in the first and fourth quarter from Novartis’ exercise of its option to license AKCEA-APO(a)-LRx and the Pfizer License Agreement, respectively.  Although we generated pretax net income in 2019, given our history of losses, there can be no assurance that we will achieve profitability in future periods. We expect to incur additional operating losses for the foreseeable future and therefore continue to maintain a full valuation allowance against our net deferred tax assets.

We evaluate our deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate due to changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. Our material assumptions are our forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment. Although we believe our estimates are reasonable, we are required to use significant judgment in determining the appropriate amount of valuation allowance recorded against our deferred tax assets.

Results of Operations

In order to analyze and compare our results of operations to other similar companies, we believe it is important to exclude non-cash stock-based compensation expense related to equity awards from our expenses. We believe non-cash stock-based compensation expense is not indicative of our operating results or cash flows from our operations. Further, we internally evaluate the performance of our operations excluding non-cash stock-based compensation expense. All numbers presented below exclude stock-based compensation expense unless otherwise indicated.

Comparison of the Years Ended December 31, 2019 and 2018

Revenue

The following table sets forth our revenue for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018
Product revenue	$42,253	$2,237
Licensing revenue	10,172	12,000
Research and development and license revenue under collaborative agreements	436,118	50,630
Total revenue	$488,543	$64,867

Product revenue. In 2019, we recognized product revenue of $42.3 million related to sales of TEGSEDI in the U.S. and E.U. and WAYLIVRA in the E.U. In 2018, we recognized product revenue of $2.2 million related to sales of TEGSEDI in the U.S. and E.U. Subsequent to obtaining regulatory approval from the FDA on October 5, 2018, we began to sell TEGSEDI in the U.S. in the fourth quarter of 2018. On July 11, 2018, we obtained regulatory approval of TEGSEDI in Europe, following which we began to sell TEGSEDI in Europe in the fourth quarter of 2018.  On May 7, 2019, we obtained regulatory approval of WAYLIVRA in Europe, following which we began to sell WAYLIVRA in Europe in the third quarter of 2019.

Licensing revenue. In 2019, we recognized licensing revenue of $10.2 million in connection with milestone payments received under the PTC Collaboration and License Agreement, or PTC License Agreement, which were recognized as revenue upon receipt of regulatory approvals for WAYLIVRA in Europe in May 2019 and for TEGSEDI in Brazil in October 2019, at which point the constraint on variable consideration was resolved. The $12.0 million of licensing revenue we recognized in 2018 was related to the upfront payment received from PTC Therapeutics pursuant to our PTC License Agreement.

Research and development and license revenue. In 2019, we recognized $436.1 million in research and development and license revenue from our collaborations with Novartis and Pfizer compared to $50.6 million in 2018. The increase in research and development and license revenue was primarily the result of the $150.0 million license fee related to Novartis’ exercise of its option to license AKCEA-APO(a)-LRx and the $248.7 million license and development revenue related to the Pfizer License Agreement. As of December 31, 2019, all of the deferred revenue relating to the research and development service performance obligations from our collaboration with Novartis had been recognized.

Cost of sales and license expense

The following table sets forth our cost of sales and license expense for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018
Cost of sales - product	$4,132	$1,660
Cost of sales - intangible asset amortization	5,690	2,713
Cost of license	5,400	7,200
Total cost of sales and license expenses, excluding non-cash stock-based compensation expense	15,222	11,573
Non-cash stock-based compensation expense	437	160
Total cost of sales and license expenses	$15,659	$11,733

Cost of sales – product. Product expense of $4.1 million for 2019, compared to $1.7 million for 2018, consisted of period costs and certain fixed costs associated with the manufacturing of TEGSEDI. We do not expect fixed costs will increase in direct correlation to sales. Based on our policy, we expense costs associated with the manufacturing of our products as research and development prior to regulatory approval. Certain product costs of TEGSEDI units recognized as revenue during the years ended December 31, 2019 and 2018 were incurred prior to the regulatory approval in the E.U. in July 2018, and therefore are not included in cost of sales during these years. Certain product costs of WAYLIVRA units recognized as revenue during the year ended December 31, 2019 were incurred prior to regulatory approval in the E.U. in May 2019, and therefore are not included in cost of sales during the year. We expect cost of sales to increase as we deplete these inventories. The cost of units sold during the period for which there was no cost basis was $0.7 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively. All amounts exclude non-cash compensation expense related to equity awards.

Cost of sales expense – intangible asset amortization. For the years ended December 31, 2019 and 2018, intangible asset amortization of $5.7 million and $2.7 million, respectively, consisted of amortization of intangible assets recorded as a result of the achievement of TEGSEDI regulatory milestones in the U.S. and E.U.

Cost of license. Cost of license of $5.4 million and $7.2 million for years ended December 31, 2019 and 2018, respectively, consisted of sublicense expense due to Ionis related to licensing revenue earned as part of the PTC Licensing Agreement.

Research and development expense

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018
External TEGSEDI expenses	$8,322	$26,044
External WAYLIVRA expenses	11,853	22,246
Loss share under TTR license agreement with Ionis Pharmaceuticals	3,687	—
Other external research and development projects expenses	25,032	40,560
Research and development personnel and overhead expenses	32,063	32,055
Sublicensing expenses	200,000	—
Total research and development expenses, excluding non-cash stock-based compensation expense	280,957	120,905
Non-cash stock-based compensation expense	11,895	9,435
Total research and development expenses	$292,852	$130,340

Research and development expenses were $281.0 million for 2019 compared to $120.9 million for the same period in 2018. The increase in research and development expenses was primarily due to sublicensing expense of $75.0 million due to Ionis related to the Novartis option exercise for AKCEA-APO(a)-LRx in the first quarter of 2019 and sublicensing expense of $125.0 million due to Ionis related to the upfront payment received in connection with the Pfizer License Agreement in the fourth quarter of 2019. This increase was partially offset by a decrease in research and development expenses primarily due to the completion of clinical activities for AKCEA-APO(a)-LRx, and a decrease in development activities related to TEGSEDI and WAYLIVRA. All amounts exclude non-cash compensation expense related to equity awards.

Selling, general and administrative expense

The following table sets forth our selling, general and administrative expenses for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018
Selling, general and administrative expenses	$156,901	$118,923
Non-cash compensation expense related to equity awards	24,780	34,687
Total selling, general and administrative expenses	$181,681	$153,610

Selling, general and administrative expenses were $156.9 million for 2019 compared to $118.9 million for the same period in 2018. Our selling, general and administrative expenses increased due to the advancement of commercialization activities necessary to sell TEGSEDI in the U.S. and Canada, launch TEGSEDI in additional markets in the E.U., and launch WAYLIVRA in the E.U. All amounts exclude non-cash compensation expense related to equity awards.

Stock-based compensation expense decreased in 2019 compared to 2018 due to the departures of certain of our executive officers in the second half of 2019, as well as an increase in our forfeiture rate estimates.

Net Loss Share

In the first quarter of 2019, the profit sharing provisions for TEGSEDI under the development, commercialization, collaboration and license agreement, or TTR License Agreement, with Ionis became effective. As we are the principal for all commercial activities related to the TTR License Agreement, we record all commercial activities related to TEGSEDI on a gross basis in our consolidated statement of operations, including revenues, cost of sales and sales and marketing expenses. The Ionis share of commercialization costs for TEGSEDI is separately presented within operating expenses in our consolidated statement of operations under the caption “Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.” For the year ended December 31, 2019, we recorded $39.7 million of net loss share related to TEGSEDI commercial activities. We did not record any amounts under the profit sharing provisions for TEGSEDI in 2018.

Other income and other expense

Investment income. Investment income for 2019 totaled $5.5 million compared to $5.6 million for the same period in 2018. The decrease in investment income was primarily due to a decrease in the average investment balance during 2019 compared to 2018.

Income tax expense

We recorded income tax expense of $2.2 million for 2019, compared to $0.4 million for 2018. Our income tax expense increased in 2019 due to an increase in our research and development and license revenue for the year, primarily related to non-recurring transactions in the first and fourth quarter from Novartis’ exercise of its option to license AKCEA-APO(a)-LRx and the Pfizer License Agreement, respectively. These transactions resulted in taxable income in the U.S. for 2019.

Net Income/Loss and Net Income/Loss Per Share

Net income for 2019 was $40.8 million compared to net loss of $225.8 million for 2018. We realized net income during 2019 compared to the net loss incurred in 2018 primarily due to the $150.0 million license fee related to Novartis’ exercise of its option to license AKCEA-APO(a)-LRx in the first quarter of 2019, the $248.7 million license and development revenue related to the Pfizer License Agreement in the fourth quarter of 2019, net loss share with Ionis that began in 2019 and further commercialization of TEGSEDI which began in late 2018. This increase was offset in part by sublicense fees due to Ionis of $75.0 million related to Novartis’ exercise of its option to license AKCEA-APO(a)-LRx and $125.0 million related to the Pfizer License Agreement. Basic net income per share of common stock owned by Ionis and owned by others for the year ended December 31, 2019 was $0.49 and $0.29, respectively. Basic net loss per common share owned by Ionis and owned by others for the year ended December 31, 2018 was $2.74 and $2.87, respectively. Diluted net income per common share owned by Ionis and owned by others for the year ended December 31, 2019 was $0.48 and $0.29, respectively. Diluted net loss per common share owned by Ionis and owned by others for December 31, 2018 was $2.74 and $2.87, respectively.

Liquidity and Capital Resources

At December 31, 2019, we had cash, cash equivalents and investments of $463.7 million and an accumulated deficit of $481.3 million.

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

In April 2018, the stockholders other than Ionis and its affiliates approved the TTR License Agreement pursuant to which we acquired an exclusive license from Ionis to TEGSEDI and AKCEA-TTR-LRx and a stock purchase agreement, or Ionis SPA, with Ionis, our majority shareholder, which we entered into on March 14, 2018. To support our commercialization of TEGSEDI and AKCEA-TTR-LRx, Ionis purchased 10.7 million shares of our common stock for $200.0 million.

In February 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx as part of our strategic collaboration with Novartis discussed in Note 7, Strategic Collaboration with Novartis. As a result, we received a license fee of $150.0 million of which we issued 2,837,373 shares of our common stock to Ionis as payment of the $75.0 million sublicense fee.

In October 2019, we entered into an agreement with Pfizer for the development and commercialization of AKCEA-ANGPTL3-LRx discussed in Note 10, License Agreement with Pfizer. As a result, we received a license fee of $250.0 million in November 2019, of which we issued 6,873,344 shares of our common stock to Ionis as payment of the $125.0 million sublicense fee.

At December 31, 2019, we had working capital of $454.9 million compared to working capital of $186.6 million at December 31, 2018. Working capital increased in 2019 primarily due to the increase in our cash and cash equivalents as a result of upfront payments received when Novartis exercised its option to license AKCEA-APO(a)-LRx in the first quarter and upon the execution of the Pfizer License Agreement in the fourth quarter. This increase is offset by activities related to our normal course of business. As of December 31, 2019, our outstanding receivable under our agreements with Ionis was $3.2 million.

TEGSEDI is approved in the U.S., E.U., Canada and Brazil and we are continuing our commercialization efforts in these four regions. We began to generate product revenue from TEGSEDI sales in the fourth quarter of 2018. WAYLIVRA is approved in the E.U. and we are beginning our commercialization efforts in the E.U. We anticipate that we will incur losses for the foreseeable future, and losses may continue to increase as we develop, seek regulatory approval for, and begin to commercialize our other pipeline medicines. We are subject to all of the risks incident in developing and commercializing new medicines and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

Future Funding Requirements

As of December 31, 2019, we had cash, cash equivalents and investments of $463.7 million. We expect cash, cash equivalents, investments, and cash expected to be generated from sales of TEGSEDI and WAYLIVRA will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements. Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through additional financing in the future including, but not limited to, through the issuance of our common stock,  other equity or debt financings or collaborations or partnerships with other companies. In any event, we may not generate significant revenue from product sales or our license and collaboration agreements prior to the use of our existing cash, cash equivalents and investments. We do not have any committed external sources of funds. We cannot provide assurances that financing will be available when and as needed or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require it, this could have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience a dilution of their ownership and such dilution could be substantial.

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

•	the number and characteristics of medicines that we may pursue;
•	our need to expand our development activities, including our need and ability to hire additional employees;
•	the effect of competing technological and market developments;
•	the cost of establishing sales, marketing, manufacturing and distribution capabilities for our medicines;
•	our strategic collaborators' success in developing and commercializing our medicines;
•	our need to add infrastructure, implement internal systems and hire additional employees to operate as a public company; and
•

the revenue, if any, generated from commercial sales of our medicines for which we receive marketing authorization, which may be affected by market conditions, including obtaining coverage and adequate reimbursement of our medicines from third-party payers, including government programs and managed care organizations, and competition within the therapeutic class to which our medicines are assigned.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

Purchase Commitments

Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including, fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Such obligations are related principally to inventory purchase orders based on our current manufacturing needs and require significant lead times to be fulfilled by our vendors.  Purchase commitments exclude agreements that are cancelable without penalty. As of December 31, 2019 our purchase commitments for the following 12 months were $4.3 million.

Operating Lease

On April 5, 2018, we entered into an operating lease agreement for 30,175 square feet of office space located in Boston, Massachusetts for our corporate headquarters. The lease commencement date was August 15, 2018 and we took occupancy in September 2018. We are leasing this space under a non-cancelable operating lease with an initial term of 123 months and an option to extend the lease for an additional five-year term. We did not include the extension option in our right-of-use asset and lease liability calculation as we do not consider it reasonably certain that we would exercise the option. Under the lease agreement, we received a three-month free rent period, which commenced on August 15, 2018, and a tenant improvement allowance up to $3.8 million. We provided the lessor with a letter of credit to secure our obligations under the lease in the initial amount of $2.4 million, to be reduced to $1.8 million on the third anniversary of the rent commencement date and to $1.2 million on the fifth anniversary of the rent commencement date if we meet certain conditions set forth in the lease at each such time. The letter of credit amount is included in deposits and other assets on the accompanying consolidated balance sheets.

On November 12, 2018, we entered into an operating lease agreement with Ionis Pharmaceuticals to sublease 4,723 square feet of office space located in Carlsbad, California.  The commencement date was March 2018 and the term of the lease is 64 months with a four-month free rent period. There is no extension option for this lease.

On May 8, 2019, we entered into an operating lease agreement for office space located in Dublin, Ireland. The lease commenced in May 2019 and the initial term of the lease is 18 months with an extension option. We have included a 12-month extension period in our right-of-use asset and lease liability calculation as we consider it reasonably certain that we will exercise the option to extend the lease for an additional 12 months.

Operating lease expense for the years ended December 31, 2019, 2018 and 2017 was $2.1 million, $2.4 million and $0.7 million, respectively. We recognize rent expense on a straight-line basis over the lease term for the lease of our office spaces. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 was $2.4 million and was included in net cash used in operating activities in our consolidated statement of cash flows.

Other information related to our operating lease is as follows (dollar amounts in thousands):

At December 31, 2019
Operating lease right-of-use assets	$11,094
Operating lease liabilities (1)	15,551
Weighted average remaining lease term	8.7 years
Weighted average discount rate	8%

(1)	Current portion of $1.4 million included in other current liabilities and the remaining $14.2 million is included in long-term portion of lease liabilities on our consolidated balance sheet.

Annual maturities of our operating lease liabilities as of December 31, 2019 are as follows (in thousands):

Years Ended December 31,	Operating Leases
2020	$2,501
2021	2,506
2022	2,403
2023	2,400
2024	2,395
Thereafter	9,565
Total minimum lease payments	$21,770
Less:
Imputed interest	(6,219)
Total operating lease liability	$15,551

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

Foreign Exchange Risk

Our results of operations are subject to foreign currency exchange rate fluctuations as we have foreign subsidiaries, Akcea Therapeutics UK Ltd., or Akcea UK, Akcea Therapeutics Canada, Inc., or Akcea Canada, Akcea Therapeutics France SAS, or Akcea France, Akcea Therapeutics Germany GmbH, or Akcea Germany, Akcea Therapeutics Ireland Limited, or Akcea Ireland, Akcea Therapeutics Portugal or Akcea Portugal, Akcea Therapeutics Spain, or Akcea Spain and Akcea Therapeutics Italy, or Akcea Italy, with functional currencies other than the U.S. dollar. We created these foreign subsidiaries to support our commercialization activities in North America and Europe and to serve as potential entities for future North American and European operations. We translate the foreign subsidiaries' functional currencies to our reporting currency, the U.S. dollar. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in the foreign currencies to U.S. dollar exchange rate which are difficult to predict. However, because the Akcea foreign subsidiaries currently have limited operations, the effect of fluctuations of the foreign currencies to U.S. dollar exchange rate on our consolidated results is immaterial to our consolidated financial statements.  Our business strategy incorporates potentially significant international expansion therefore we expect that the impact of foreign currency exchange rate fluctuations may become more substantial in the future.

Item 8. Financial Statements and Supplementary Data

We filed our consolidated financial statements and supplementary data required by this item as exhibits hereto and listed them under Item 15(a)(1) and (2), and incorporate them herein by reference.

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

As of the end of the period covered by this report on Form 10-K, we carried out an evaluation of our disclosure controls and procedures under the supervision of, and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Our management, with the participation of our principal executive and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019, based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information required by this Item with respect to directors and the Audit Committee from the information under the caption "ELECTION OF DIRECTORS," including in particular the information under "Nominating, Governance and Review Committee" and "Audit Committee," contained in our definitive information statement, or the Information Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

We incorporate by reference the required information concerning our Code of Ethics from the information under the caption "Code of Ethics and Business Conduct" contained in the Information Statement. Our Code of Ethics and Business Conduct is posted on our website at http://ir.akceatx.com/media-investors/corporate-governance(1) and is available in print free of charge to any stockholder upon request. We intend to disclose future amendments to, or waivers from, our Code of Ethics and Business Conduct on our website. No such waivers have been issued during fiscal 2019.

(1)	Any information that is included on or linked to our website is not part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

We incorporate by reference the information required by this item to the information under the caption "EXECUTIVE COMPENSATION" and "Compensation Committee Interlocks and Insider Participation" contained in the Information Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information required by this item to the information under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" contained in the Information Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2019.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders (a)	8,866,474	$20.81	5,970,710	(b)

Total	8,866,474	$20.81	5,970,710

(a)	Consists of two Akcea plans: 2015 Equity Incentive Plan and 2017 Employee Stock Purchase Plan, or ESPP.
(b)

Of these shares, 1,428,725 remained available for purchase under the ESPP as of December 31, 2019. The ESPP incorporates an evergreen formula pursuant to which on January 1 of each year, we automatically increase the aggregate number of shares reserved for issuance under the plan by an amount equal to the lesser of (i) 1% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, and (ii) 500,000 shares of Common Stock shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information required by this item to the information under the captions "Controlled Company; Director Independence" and "Certain Relationships and Related Transactions" contained in the Information Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services

We incorporate by reference the information required by this item to the information under the caption "RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" contained in the Information Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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

(a)(3) Index to Exhibits

Item 16. Form 10-K Summary

Not Applicable.

Index to Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation, as amended, of the Registrant	10-Q	001-38137	3.1	May 7, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38137	3.2	July 19, 2017
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Form of Common Stock Certificate of the Registrant	S-1	333-216949	4.1	June 20, 2017
4.3	Amended and Restated Investor Rights Agreement by and among the Registrant and Ionis Pharmaceuticals, Inc., dated March 14, 2018	8-K	001-38137	4.1	March 15, 2018
4.4	Form of Indenture, between the Registrant and one or more trustees to be named	S-3	333-227403	4.4	September 18, 2018
4.5*	Description Of Securities Registered Pursuant To Section 12 Of The Securities Exchange Act Of 1934, As Amended
10.1†	Form of Indemnity Agreement	S-1	333-216949	10.1	April 10, 2017
10.2†	2015 Equity Incentive Plan, as amended, and Form of Award Agreement	8-K	001-38137	10.1	November 23, 2018
10.3†	2017 Employee Stock Purchase Plan	S-1	333-216949	10.3	June 20, 2017
10.4*†	Non-Employee Director Compensation Plan
10.5	Senior Unsecured Line of Credit by and among Registrant and Ionis Pharmaceuticals, Inc., dated January 18, 2017	S-1	333-216949	10.6	March 27, 2017
10.6^#	Development, Commercialization and License Agreement by and among Registrant and Ionis Pharmaceuticals, Inc., dated December 18, 2015	S-1	333-216949	10.4	March 27, 2017
10.7#	Letter Agreement regarding Development, Commercialization and License Agreement between Registrant and Ionis Pharmaceuticals, Inc., dated January 18, 2017	S-1	333-216949	10.15	March 27, 2017
10.8	Development, Commercialization, Collaboration and License Agreement, by and between Registrant and Ionis Pharmaceuticals, Inc., dated March 14, 2018	8-K	001-38137	10.1	March 15, 2018
10.9	Amended and Restated Services Agreement by and among Registrant and Ionis Pharmaceuticals Inc., dated March 14, 2018	8-K	001-38137	10.3	March 15, 2018
10.10#	Strategic Collaboration, Option and License Agreement by and among Registrant and Novartis Pharma AG, dated January 5, 2017	S-1	333-216949	10.7	March 27, 2017
10.11#	Amendment No. 1 to the Strategic Collaboration, Option and License Agreement between the Registrant and Novartis Pharma AG dated February 22, 2019	10-Q	001-38137	10.1	May 9, 2019
10.12	Stock Purchase Agreement by and among Registrant, Ionis Pharmaceuticals, Inc. and Novartis Pharma AG, dated January 5, 2017	S-1	333-216949	10.8	March 27, 2017

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
10.13	Stock Purchase Agreement by and between Registrant and Ionis Pharmaceuticals, Inc., dated March 14, 2018	8-K	001-38137	10.2	March 15, 2018
10.14#	Collaboration and License Agreement by and among the Registrant and PTC Therapeutics International Limited, dated August 1, 2018	10-Q	001-38137	10.1	November 6, 2018
10.15*^	License Agreement by and among Registrant and Pfizer Inc. dated October 4, 2019
10.16	Operating Lease Agreement by and among Registrant and MEPT Seaport 13 Stillings LLC, dated April 5, 2018	10-Q	001-38137	10.1	August 7, 2018
10.17	Operating Sublease Agreement by and among Registrant and Ionis Pharmaceuticals, Inc., dated November 12, 2018	10-K	001-38137	10.3	March 1, 2019
10.18†	Offer Letter Agreement between Registrant and Paula Soteropoulos, dated November 17, 2014	S-1	333-216949	10.12	March 27, 2017
10.19†	Separation Agreement, by and between Registrant and Paula Soteropoulos, dated September 18, 2019	10-Q	001-38137	10.5	November 6, 2019
10.20†	Consulting Agreement, by and between Registrant and Paula Soteropoulos, dated September 18, 2019	10-Q	001-38137	10.8	November 6, 2019
10.21†	Amendment to Consulting Agreement, by and between Registrant and Paula Soteropoulos, dated October 30, 2019	10-Q	001-38137	10.9	November 6, 2019
10.22†	Offer Letter, by and between Registrant and Damien McDevitt, dated September 19, 2019	8-K	001-38137	10.1	September 23, 2019
10.23†	Severance Benefit Agreement, by and between Registrant and Damien McDevitt, dated September 19, 2019	8-K	001-38137	10.2	September 23, 2019
10.24†	Offer letter Agreement between Registrant and Mike MacLean, dated July 17, 2017	8-K	001-38137	10.1	September 5, 2017
10.25†	Form of Severance Benefit Agreement, dated November 28, 2017	8-K	001-38137	10.1	November 30, 2017
10.26†	Severance Benefit Agreement, by and between Registrant and Mike MacLean, dated October 11, 2019	8-K	001-38137	10.1	October 17, 2019
10.27†	Separation Agreement, by and between Registrant and Sarah Boyce, dated September 18, 2019	10-Q	001-38137	10.6	November 6, 2019
10.28†	Offer Letter Agreement between Registrant and Jeffrey M. Goldberg, dated January 5, 2015	S-1	333-216949	10.13	March 27, 2017
10.29†	Separation Agreement, by and between Registrant and Jeffrey M. Goldberg, dated September 18, 2019	10-Q	001-38137	10.7	November 6, 2019
10.30†	Consulting Agreement, by and between Registrant and Jeffrey M. Goldberg, dated September 18, 2019	10-Q	001-38137	10.10	November 6, 2019
10.31†	Offer Letter, by and between Registrant and Alex Howarth, dated November 8, 2019	8-K	001-38137	10.1	December 4, 2019

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
10.32†	Severance Benefit Agreement, by and between Registrant and Alex Howarth, dated December 2, 2019	8-K	001-38137	10.2	December 4, 2019
10.33†	Offer Letter Agreement between Registrant and Louis St. L. O’Dea, dated January 18, 2016	S-1	333-216949	10.14	March 27, 2017
10.34†	Offer Letter, by and between Registrant and Kyle Jenne, dated October 15, 2019	8-K	001-38137	10.1	October 23, 2019
10.35†	Severance Benefit Agreement, by and between Registrant and Kyle Jenne, dated October 21, 2019	8-K	001-38137	10.2	October 23, 2019
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in the signature page to this Report)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements from the Akcea Therapeutics, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive loss, (iv) consolidated statements of stockholders' equity, (v) consolidated statements of cash flows and (vi) notes to consolidated financial statements (detail tagged).

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portion have been filed separately with the Securities and Exchange Commission
^	Portions of the exhibit (indicated by “[***]”) have been omitted because they are not material and would likely cause competitive harm to us if disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of March, 2020.

AKCEA THERAPEUTICS, INC.

By:	/s/ DAMIEN MCDEVITT
Damien McDevitt
Interim Chief Executive Officer and Director (Principal executive officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Damien McDevitt and Michael MacLean, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAMIEN MCDEVITT	Interim Chief Executive Officer and Director	March 2, 2020
Damien McDevitt	(Principal executive officer)

/s/ MICHAEL MACLEAN	Chief Financial Officer	March 2, 2020
Michael MacLean	(Principal financial and accounting officer)

/s/ B. LYNNE PARSHALL	Chairman of the Board	March 2, 2020
B. Lynne Parshall, J.D.

/s/ EDWARD M. FITZGERALD	Director	March 2, 2020
Edward M. Fitzgerald

/s/ CHRISTOPHER GABRIELI	Director	March 2, 2020
Christopher Gabrieli

/s/ ELAINE HOCHBERG	Director	March 2, 2020
Elaine Hochberg

/s/ JOSEPH KLEIN, III	Director	March 2, 2020
Joseph Klein, III

/s/ RICHARD A. MOSCICKI	Director	March 2, 2020
Richard A. Moscicki

/s/ AMBER SALZMAN	Director	March 2, 2020
Amber Salzman

/s/ SANDFORD D. SMITH	Director	March 2, 2020
Sandford D. Smith

/s/ MICHAEL J. YANG	Director	March 2, 2020
Michael J. Yang

/s/ BARBARA YANNI	Director	March 2, 2020
Barbara Yanni

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Akcea Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akcea Therapeutics, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

San Diego, California

March 2, 2020

AKCEA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$306,866	$86,454
Short-term investments	156,806	166,155
Accounts receivable	10,496	4,597
Receivable from Ionis Pharmaceuticals, Inc.	3,231	-
Inventories	8,817	85
Other current assets	10,689	9,944
Total current assets	496,905	267,235
Property, plant and equipment, net	5,261	5,696
Operating lease right-of-use assets	11,094	-
Intangible assets, net	83,051	88,914
Deposits and other assets	2,939	3,416
Total assets	$599,250	$365,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,216	$12,068
Payable to Ionis Pharmaceuticals, Inc.	-	18,901
Accrued compensation	12,793	8,583
Accrued liabilities	14,191	14,787
Current portion of deferred revenue	2,165	25,354
Other current liabilities	2,633	968
Total current liabilities	41,998	80,661
Long-term portion of lease liabilities	14,248	4,442
Long-term portion of deferred revenue	-	3,434
Total liabilities	56,246	88,537
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized at December 31, 2019 and 2018; 100,993,173 and 89,345,978 shares issued and outstanding at December 31, 2019 and 2018, respectively.	101	89
Additional paid-in capital	1,024,168	799,001
Accumulated other comprehensive loss	5	(324)
Accumulated deficit	(481,270)	(522,042)
Total stockholders’ equity	543,004	276,724
Total liabilities and stockholders’ equity	$599,250	$365,261

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Years Ended December 31,
	2019	2018	2017
Revenue:
Product revenue, net	$42,253	$2,237	$—
Licensing revenue	10,172	12,000	—
Research and development and license revenue under collaborative agreements	436,118	50,630	43,401
Total revenue	488,543	64,867	43,401

Expenses:
Cost of sales - product	4,569	1,820	—
Cost of sales - intangible asset amortization	5,690	2,713	—
Cost of license	5,400	7,200	—
Research and development	292,852	130,340	126,890
Selling, general and administrative	181,681	153,610	36,981
Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.	(39,723)	—	—
Total expenses	450,469	295,683	163,871

Income (loss) from operations	38,074	(230,816)	(120,470)

Other income (expense):
Investment income	5,505	5,631	1,813
Interest expense	—	—	(1,731)
Other (expense) income	(615)	(189)	104

Income (loss) before income tax expense	42,964	(225,374)	(120,284)

Income tax expense	(2,192)	(447)	(1,275)

Net income (loss)	$40,772	$(225,821)	$(121,559)

Net loss per share of preferred stock, basic and diluted	$—	$—	$(1.80)
Weighted-average shares of preferred stock outstanding, basic and diluted	—	—	15,748,009
Net income (loss) per share of common stock owned by Ionis, basic	$0.49	$(2.74)	$(3.08)
Weighted-average shares of common stock outstanding owned by Ionis, basic	70,099,576	59,812,394	20,669,446
Net income (loss) per share of common stock owned by others, basic	$0.29	$(2.87)	$(3.08)
Weighted-average shares of common stock outstanding owned by others, basic	22,815,682	21,553,407	9,593,322
Net income (loss) per share of common stock owned by Ionis, diluted	0.48	(2.74)	(3.08)
Weighted-average shares of common stock outstanding owned by Ionis, diluted	70,099,576	59,812,394	20,669,446
Net income (loss) per share of common stock owned by others, diluted	0.29	(2.87)	(3.08)
Weighted-average shares of common stock outstanding owned by others, diluted	25,282,273	21,553,407	9,593,322

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$40,772	$(225,821)	$(121,559)
Unrealized gains (losses) on investments, net of tax	237	144	(337)
Currency translation adjustment	92	(17)	(93)
Comprehensive income (loss)	$41,101	$(225,694)	$(121,989)

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid In	Comprehensive	Accumulated	Stockholders'
Description	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2016	28,885	$100,000	—	$—	$56,936	$(21)	$(174,662)	$(17,747)
Net loss	—	—	—	—	—	—	(121,559)	(121,559)
Change in unrealized gains (losses), net of tax	—	—	—	—	—	(337)	—	(337)
Currency translation adjustment	—	—	—	—	—	(93)	—	(93)
Conversion of convertible preferred stock to common stock	(28,885)	(100,000)	28,885	29	99,971	—	—	—
Initial public offering of common stock, net of commissions, underwriting discounts and offering costs	—	—	17,969	18	132,273	—	—	132,291
Issuance of common stock in connection with conversion of line of credit with Ionis Pharmaceuticals Inc. together with accrued interest	—	—	13,438	14	107,717	—	—	107,731
Issuance of common stock in connection with private placement	—	—	6,250	6	49,994	—	—	50,000
Stock-based compensation expense	—	—	—	—	17,539	—	—	17,539
Balance at December 31, 2017	—	$—	66,542	$67	$464,430	$(451)	$(296,221)	$167,825
Net loss	—	—	—	—	—	—	(225,821)	(225,821)
Change in unrealized gains (losses), net of tax	—	—	—	—	—	144	—	144
Currency translation adjustment	—	—	—	—	—	(17)	—	(17)
Exercise of common stock options	—	—	831	1	6,621	—	—	6,622
Issuance of common stock in connection with employee stock purchase plan	—	—	32	—	341	—	—	341
Issuance of restricted common stock	—	—	5	—	—	—	—	—
Issuance of common stock to Ionis in connection with TTR License Agreement	—	—	18,667	18	200,094	—	—	200,112
Distribution to Ionis in connection with the TTR license transaction	—	—	—	—	(7,792)	—	—	(7,792)
Issuance of common stock to Ionis in connection with TEGSEDI regulatory milestones	—	—	3,269	3	89,997	—	—	90,000
Capital contribution from Ionis	—	—	—	—	1,028	—	—	1,028
Stock-based compensation expense	—	—	—	—	44,282	—	—	44,282
Balance at December 31, 2018	—	$—	89,346	$89	$799,001	$(324)	$(522,042)	$276,724
Net income	—	—	—	—	—	—	40,772	40,772
Change in unrealized gains (losses), net of tax	—	—	—	—	—	237	—	237
Currency translation adjustment	—	—	—	—	—	92	—	92
Exercise of common stock options	—	—	2,489	1	10,751	—	—	10,752
Issuance of common stock in connection with employee stock purchase plan	—	—	40	—	822	—	—	822
Issuance of restricted common stock	—	—	9	—	—	—	—	—
Issuance of common stock in connection with Ionis sublicense fee	—	—	9,711	10	199,990	—	—	200,000
Distribution to Ionis	—	—	—	—	(13,492)	—	—	(13,492)
Payments of tax withholdings related to exercise of employee stock options	—	—	(602)	1	(10,016)	—	—	(10,015)
Stock-based compensation expense	—	—	—	—	37,112	—	—	37,112
Balance at December 31, 2019	—	$—	100,993	$101	$1,024,168	$5	$(481,270)	$543,004

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities:
Net income (loss)	$40,772	$(225,821)	$(121,559)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	789	307	108
Amortization of right-of-use operating lease assets	942	—	—
Amortization of intangibles	5,863	2,870	120
Amortization of discount/premium on investment securities, net	(438)	(23)	499
Non-cash interest expense for line of credit with Ionis Pharmaceuticals, Inc.	—	—	1,731
Non-cash sublicensing expense	200,000	—	33,394
Stock-based compensation expense	37,112	44,282	17,539
Changes in operating assets and liabilities:
Accounts receivable	(5,899)	816	(5,413)
Other current and long-term assets	(5,316)	(8,680)	(1,761)
Inventory	(4,545)	(85)	—
Accounts payable	(610)	8,444	1,905
Receivable/payable to Ionis Pharmaceuticals, Inc.	(22,132)	4,527	(43,385)
Long-term income tax receivable	861	—	—
Accrued compensation	4,210	4,500	1,578
Accrued liabilities	(1,877)	8,420	6,572
Income taxes payable	716	(540)	1,789
Deferred revenue	(26,623)	(41,905)	70,693
Net cash provided by (used in) operating activities	223,825	(202,888)	(36,190)

Investing activities:
Purchases of short-term investments	(186,988)	(136,895)	(301,377)
Proceeds from maturity of short-term investments	197,012	208,559	98,778
Purchase of property, plant and equipment	(1,596)	(1,119)	(9)
Net cash provided by (used in) investing activities	8,428	70,545	(202,608)

Financing activities:
Proceeds from exercise of common stock options and employee stock purchase plan issuances	11,574	6,963	—
Payments of tax withholdings related to exercise of employee stock awards	(10,015)	—	—
Distribution to Ionis Pharmaceuticals, Inc.	(13,492)	(7,792)	—
Proceeds from issuance of common stock to Ionis Pharmaceuticals in TTR transaction	—	163,660	—
Proceeds from issuance of common stock, net of underwriters' discount	—	—	135,438
Proceeds from sale of common stock to Novartis in private placement	—	—	50,000
Proceeds from line of credit from Ionis Pharmaceuticals, Inc.	—	—	106,000
Offering costs paid	—	—	(2,037)
Net cash (used in) provided by financing activities	(11,933)	162,831	289,401
Effect of exchange rates on cash	92	(17)	(93)

Net increase in cash and cash equivalents	220,412	30,471	50,510
Cash, cash equivalents and restricted cash at beginning of period	88,838	58,367	7,857
Cash, cash equivalents and restricted cash at end of period	$309,250	$88,838	$58,367

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$363	$—	$—
Purchase of property, plant and equipment included in accounts payable	$—	$1,252	$—
Purchase of property, plant and equipment included in long-term deferred rent liability	$—	$3,555	$—
Acquisition of research and development licenses and milestone payments	$—	$90,563	$—
Capital contribution from Ionis Pharmaceuticals, Inc.	$—	$1,028	$—
Conversion of preferred stock to common stock upon initial public offering	$—	$—	$100,000
Conversion of line of credit from Ionis Pharmaceuticals, Inc. into common stock	$—	$—	$107,731

See accompanying notes.

	Years Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$306,866	$86,454	$58,367
Restricted cash included in deposits and other assets	2,384	2,384	—
Total cash, cash equivalents and restricted cash	$309,250	$88,838	$58,367

See accompanying notes.

AKCEA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

1.	Organization and Basis of Presentation

We were incorporated in Delaware in December 2014. We were organized by Ionis Pharmaceuticals, Inc., or Ionis, to focus on developing and commercializing medicines to treat patients with rare and serious diseases. On July 19, 2017, we completed our initial public offering, or IPO. As of December 31, 2019, Ionis owned approximately 76% of our common stock and is our majority shareholder. Prior to our IPO, we were wholly owned by Ionis.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Certain amounts in the prior period financial statements have been revised to conform to the presentation of the current period financial statements.

The consolidated financial statements include the accounts of Akcea Therapeutics, Inc. ("we," "our," and "us") and our wholly owned subsidiaries. All intercompany transactions and balances were eliminated in consolidation. We included all normal recurring adjustments in the financial statements which we considered necessary for a fair presentation of our financial position and our operating results and cash flows for the years ended December 31, 2019, 2018 and 2017.

In accordance with Accounting Standard Codification, or ASC, 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Prior to the year ended December 31, 2019, we have incurred losses since our inception and have funded our cash flow deficits primarily through the issuance of capital stock and proceeds from licensing and collaboration agreements. As of December 31, 2019, we had an accumulated deficit of $481.3 million. During the year ended December 31, 2019, we generated a profit of $40.8 million and provided $223.8 million of cash from operations. We expect to return to generating operating losses and negative operating cash flows for the foreseeable future. The transition to sustained profitability is dependent upon the successful development, approval and commercialization of our products and product candidates and the achievement of a level of revenue adequate to support our cost structure.  We believe that our currently available funds of $463.7 million as of December 31, 2019 and cash expected to be generated from sales of TEGSEDI and WAYLIVRA will be sufficient to fund our operations through at least the next 12 months from the issuance of this Annual Report on Form 10-K. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our medicines even if we would otherwise prefer to develop and commercialize the medicines ourselves.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses, stock-based compensation and income taxes. Estimates are periodically reviewed in light of changes in facts, circumstances and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Translation of Foreign Currency

For our foreign subsidiaries that report in a functional currency other than U.S. dollars, we translate their assets and liabilities into U.S. dollars using the exchange rate at the balance sheet date. We translate revenue and expenses at the monthly average exchange rates for the period. We translate transactions in our capital accounts at the historic exchange rate in effect at the date of the transaction. We include foreign currency translation adjustments in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. We place our cash, cash equivalents and short-term investments with reputable financial institutions. We primarily invest our excess cash in commercial paper and debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody's, Standard & Poor's, or S&P, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

Cash Equivalents and Short-Term Investments

We consider all liquid investments with maturities of three months or less when we purchase them to be cash equivalents. Our short-term investments have initial maturities of greater than three months from the date of purchase. We classify our short-term investments as available-for-sale and we carry them at fair market value based upon prices for identical or similar items on the last day of the fiscal period. We record unrealized gains and losses as a separate component of comprehensive income (loss) and we include net realized gains and losses in investment income on our consolidated statement of operations. We use the specific identification method to determine the cost of securities sold.

Accounts Receivable

Our accounts receivable balance is comprised of payments due from our partners in connection with our collaborative agreements and from our customers for product sales. We record receivables for product sales net of allowances for prompt payment discounts and other related fees and discounts based on contractual terms with our customers. We have standard payment terms that generally require payment within 30 to 90 days. We do not adjust our receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale. We provide reserves against trade receivables for estimated losses that may result from a customer's inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. As of December 31, 2019 and 2018, we did not recognize any reserves for uncollectible accounts.

Inventory

Prior to the regulatory approval of our product candidates, we incur expenses for the manufacturing of drug product that could potentially be available to support the commercial launch of our products. Until the first reporting period when regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expense.

WAYLIVRA inventory-related costs incurred subsequent to April 1, 2019 and TEGSEDI inventory-related costs incurred subsequent to July 1, 2018 are reflected as inventory on our consolidated balance sheet at the lower of cost or net realizable value under the first-in, first-out, or FIFO, basis. We periodically analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by our management and if actual market conditions are less favorable than projected by our management, additional write-downs of inventory may be required which would be recorded as a cost of product sales in the consolidated statement of operations.

At December 31, 2018, a majority of our physical inventory for TEGSEDI was produced prior to when we obtained regulatory approval and accordingly had no cost basis as we recorded the related costs as research and development expense in prior periods. We obtained the first regulatory approval for TEGSEDI in July 2018 and for WAYLIVRA in May 2019. At December 31, 2019, our physical inventory for TEGSEDI and WAYLVRA included API that we produced prior to when we obtained regulatory approval. As such, this API has no cost basis as we had previously expensed these costs as R&D expenses.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset. Furniture and fixtures are depreciated over seven years. Computer equipment and software are depreciated over three years. Manufacturing equipment is depreciated over five years. Leasehold improvements are amortized over the shorter of the lease term or the ten-year estimated useful life of the asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

Leases

Topic 842 Adoption

In February 2016, the Financial Accounting Standards Board, or FASB, issued amended accounting guidance related to lease accounting. This guidance superseded the lease requirements we previously followed in ASC Topic 840, Leases, or Topic 840, and created a new lease accounting standard, ASC Topic 842, Leases, or Topic 842. Under Topic 842, an entity will record all leases with a term longer than one year on its balance sheet. Further, an entity will record a liability with a value equal to the present value of payments it will make over the life of the lease (lease liability) and an asset representing the underlying leased asset (right-of-use asset). The new accounting guidance requires entities to determine if leases are operating or financing leases. Entities will recognize expense for operating leases on a straight-line basis as an operating expense. If an entity determines a lease is a financing lease, it will record both interest and amortization expense and generally the expense will be higher in the earlier periods of the lease.

We adopted Topic 842 on January 1, 2019 and adjusted our opening consolidated balance sheet on that date to record our operating lease right-of-use assets and lease liabilities. We adopted Topic 842 using the available practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward historical lease classification of those leases we had in place as of January 1, 2019. Results for the year ended December 31, 2019 are presented under Topic 842. Results for the year ended December 31, 2018 are presented in accordance with our historic accounting under Topic 840.

The impact of the adoption of Topic 842 on the accompanying condensed consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustment due to adoption of Topic 842	January 1, 2019
Operating lease right-of-use assets	—	11,932	11,932
Other current liabilities	968	1,029	1,997
Long-term portion of lease liabilities	4,442	10,915	15,357

We determine if an arrangement contains a lease at inception. We currently only have operating leases. We recognize an operating lease right-of-use asset and associated short and long-term lease liability for operating leases greater than one year on our consolidated balance sheet. We calculate our operating lease right-of-use asset and lease liability based on the present value of the future minimum lease payments we will pay over the lease term. We determine the lease term at the commencement date of the lease and we include renewal options in the lease term if we are reasonably certain that we will exercise the option. As our current leases do not provide an implicit interest rate, we used our incremental borrowing rate in determining the present value of future payments. We estimate the incremental borrowing rate based on the observed interest rates for secured debt issued by companies with similar credit ratings and with similar terms. Our operating lease right-of-use asset also includes any lease payments we made and excludes any tenant improvement allowances we received.

We recognize rent expense for the lease components of our operating leases on a straight-line basis over the term of our lease. We recognize non-lease components, such as common area maintenance expenses, in the period we incur the expense.

Intangible Assets

We obtained exclusive licenses from Ionis for specific patents that Ionis owns and maintains related to our medicine pipeline. We recorded our licenses from Ionis as a capital contribution using the carryover basis of Ionis' historical cost for the related patents. We are amortizing our capitalized licenses over their estimated useful life, which is the term of the underlying individual patents owned by Ionis.

In addition, we maintain definite-lived intangible assets related to regulatory milestone payments made to Ionis that are recoverable through future cash flows from approved products, which are capitalized as licensed intangible assets. These assets are amortized over their remaining useful lives, which are generally estimated to be the remaining patent life. If our estimate of the product’s useful life is shorter than the remaining patent life, then the shorter period is used. Intangible assets are amortized using the economic consumption method if anticipated future revenue can be reasonably estimated. The straight-line method is used when future revenue cannot be reasonably estimated. We use the straight-line method and amortization expense is recorded as a component of cost of sales to the extent the underlying license is related to a commercial product or research and development prior to product commercialization in the consolidated statement of operations.

We assess our intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist.  Events that could result in an impairment or trigger an interim impairment assessment may include actions by regulatory authorities with respect to us or our competitors, the receipt of additional clinical or nonclinical data regarding our medicine or a potentially competitive medicine, changes in the clinical development program for a medicine or new information regarding potential sales for the medicine.  If impairment indicators are present or changes in circumstances suggest that impairment may exist, we perform a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet.  If the undiscounted cash flows used in the recoverability test are less than the carrying value, we would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value.

Fair Value of Financial Instruments

We have estimated the fair value of our financial instruments. The amounts reported for cash equivalents, accounts payable and accrued expenses approximate fair value because of their short maturities. We report our investment securities at their estimated fair value based on a three-tier fair value hierarchy to prioritize the inputs used in our fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, which includes our money market funds and treasury securities classified as available-for-sale securities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, which includes our fixed income securities and commercial paper classified as available-for-sale securities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions. We have not historically held any Level 3 investments. Our securities have been classified as Level 1 or Level 2. We obtain the fair value of our Level 2 investments from our custodian bank and from a professional pricing service. We validate the fair value of our Level 2 investments by understanding the pricing model used by the custodian banks or professional pricing service provider and comparing that fair value to the fair value based on observable market prices. We recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. No transfers between levels have occurred to date.

Revenue Recognition

Collaboration and License Revenue

Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or Topic 606, using the full retrospective transition method.  Under this method, we revised our consolidated financial statements for prior period amounts including the periods included in this Report on Form 10-k, as if Topic 606 had been effective for such periods.  As a result of our adoption of Topic 606, we made revisions to amounts originally reported for the year ended December 31, 2017 and as of December 31, 2017.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, then assess whether each promised good or service is distinct. When we offer options for additional goods or services, such as an option to license a medicine in the future or for additional goods or services to be provided in the future, we evaluate whether such options are material rights that should be treated as additional performance obligations. We typically have concluded that the option to license a medicine or the options for additional goods or services that may be requested in the future under our collaboration agreements are not material rights as the amounts attributable to such options represent standalone selling price, and therefore no consideration is allocated to these items at the inception of an agreement. When a partner exercises its option to license a medicine or requests the additional goods or services, a new performance obligation is created for that item. Once performance obligations are identified, we then recognize as revenue the amount of the transaction price that we allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of an output or input method. As of December 31, 2019, we had four collaboration and license revenue agreements: our strategic collaboration, option and license agreement with Novartis Pharma AG, or Novartis, which we entered into in January 2017; our TTR development, commercialization, collaboration and license agreement with Ionis, which we entered into in April 2018 and pursuant to which we are recognizing commercial product revenue related to TEGSEDI sales subsequent to product launch in the fourth quarter of 2018; our collaboration and license agreement with PTC Therapeutics International Limited, or PTC Therapeutics, which we entered into in August 2018; and our license agreement with Pfizer Inc., or Pfizer, which we entered into in October 2019. For a complete discussion of the accounting related to our license and collaboration agreements, see Note 7, Strategic Collaboration with Novartis, Note 8, License Agreements and Services Agreement with Ionis, Note 9, Collaboration and License Agreement with PTC Therapeutics and Note 10, License Agreement with Pfizer.

Product Revenue, Net

Subsequent to obtaining regulatory approval from the U.S. Food and Drug Administration, or FDA, on October 5, 2018, we began to sell TEGSEDI in the U.S. in the fourth quarter of 2018. The product is distributed through an exclusive distribution agreement with a third-party logistics company, or 3PL, that takes title to the product and represents our sole customer in the U.S. Our U.S. customer distributes TEGSEDI to a specialty pharmacy and a specialty distributor (collectively referred to as “wholesalers”), who then distribute the product to health care providers and patients. On July 11, 2018, we obtained regulatory approval of TEGSEDI in Europe, following which we began to sell TEGSEDI in the E.U. in the fourth quarter of 2018.  On May 7, 2019, we obtained regulatory approval of WAYLIVRA in the E.U., following which we began to sell WAYLIVRA in the E.U. in the third quarter of 2019. TEGSEDI and WAYLIVRA are distributed through 3PLs that distribute the product to hospitals and pharmacies in the E.U.

Revenue from product sales is recognized when the customer obtains control of our product, which occurs upon transfer of title to the customer. Revenue is recognized at the amount that we expect to be entitled to in exchange for the sale of our product. This amount includes both fixed and variable consideration and excludes amounts that are collected from customers and remitted to governmental authorities. We record shipping and handling costs related to commercial products within cost of goods sold on our consolidated statement of operations. We classify payments to customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses on our consolidated statement of operation. Payments to customers or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below. We have elected not to adjust consideration for the effects of a significant financing component when the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less. Our payment terms are generally between thirty to ninety days.

Reserves for Variable Consideration

Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established related to discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between us and our customers, wholesalers, health care providers and other indirect customers relating to the sale of TEGSEDI and WAYLIVRA. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as a reduction of accounts receivable or a current liability. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, product revenue net of these reserves reflects our best estimate of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings, in the period such variances become known.

The following are the components of variable consideration related to product revenue:

Chargebacks:  In the U.S., we estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to our U.S. customer. Our U.S. customer charges us for the difference between what they pay for the product and the selling price to the qualified healthcare providers. We record reserves and reduce our product revenue for these chargebacks related to product sold to our U.S. customer during the reporting period as well as our estimate of product that remains in the distribution channel at the end of the reporting period that we expect will be sold to qualified healthcare providers in future periods. Our established reserve for chargebacks is included in accrued liabilities on our consolidated balance sheet.

Government rebates: We are subject to discount obligations under government programs, including Medicaid and Medicare programs in the U.S., and similar programs in certain countries in Europe. We record reserves for government rebates based on statutory discount rates and estimated utilization in the period in which revenue is recognized. We estimate Medicaid and Medicare rebates based upon estimated payer mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses on our consolidated balance sheet. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we expect we will owe an additional liability under the Medicare Part D program. On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

Managed care rebates: We are subject to rebates in connection with a value-based agreement with a certain commercial payer. Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued liabilities on our consolidated balance sheet.  This rebate is based on a fixed percentage and includes a price increase limit allowance (price protection). Our estimate for managed care rebates is based upon estimated payer mix and the applicable contractual rebate rate.

Trade discounts and allowances: We provide customary invoice discounts on sales to our U.S. customer for prompt payment. The discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue, and the establishment of a reserve that is offset against our accounts receivable balance on our consolidated balance sheet.

Distribution fees: We receive and pay for various distribution services provided by our U.S. and E.U. customers and our U.S. wholesalers. These fees are generally accounted for as a reduction of revenue in the same period the related revenue is recognized, and an establishment of a reserve that is offset against our accounts receivable balance on our consolidated balance sheet. To the extent that the services received are distinct from the sale of products to our customers, we classify these payments as selling, general and administrative expenses.

Product Returns: Our U.S. customer has return rights and our wholesalers in the U.S. have limited return rights primarily related to the product’s expiration date. We estimate the amount of product sales that may be returned and record the estimate as a reduction of revenue and a refund liability included in accrued liabilities in our consolidated balance sheet in the period the related product revenue is recognized. Based on our distribution model, contractual inventory limits with our U.S. customer and wholesalers and the price of TEGSEDI, we believe there will be minimal returns in the U.S. Our E.U. customers only take title to TEGSEDI and WAYLIVRA when an order is received and therefore only maintain inventory levels of our products based on demand. Accordingly, there is limited return risk in the E.U. and we have not recorded any return estimate in the transaction price for products sold in the E.U.

Other incentives: In the U.S., other incentives include co-payment assistance that we provide to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance. The calculation of the accrual for co-payment assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue. Our estimate is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued liabilities on our consolidated balance sheet.

During the year ended December 31, 2019, we recorded product revenue, net, of $42.3 million, which consisted of $34.6 million of TEGSEDI sales in the U.S., and $7.7 million of TEGSEDI and WAYLIVRA sales in the E.U. This is compared to the year ended December 31, 2018 product revenue, net, of $2.2 million which consisted of $1.2 million of TEGSEDI sales in the U.S., and $1.0 million of TEGSEDI sales in the E.U. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2019 and 2018 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2017	$—	$—	$—	$—
Provision related to current period sales	50	293	5	348
Adjustment related to prior period sales	—	—	—	—
Credit or payments made during the period	—	—	—	—
Balance at December 31, 2018	50	293	5	348
Provision related to current period sales	1,240	2,604	192	4,036
Adjustment related to prior period sales	(4)	(28)	—	(32)
Credits or payments made during the period	(1,016)	(1,516)	—	(2,532)
Balance at December 31, 2019	$270	$1,353	$197	$1,820

Cost of Product Sales

As a result of receiving marketing authorization, or MA, approval in the E.U. for WAYLIVRA in May 2019 and TEGSEDI in July 2018, we began recording all WAYLIVRA and TEGSEDI expenses related to commercial product as cost of product sales starting in April 2019 and July 2018, respectively. Cost of product sales consists of manufacturing costs, transportation and freight, and indirect overhead costs associated with the commercial manufacturing and distribution of WAYLIVRA and TEGSEDI. Cost of product sales may also include period costs related to certain commercial manufacturing services and inventory adjustment charges. Additionally, we previously expensed a significant portion of the cost of producing WAYLIVRA and TEGSEDI that we used in the commercial launch of these products as research and development expense prior to the regulatory approval of WAYLIVRA and TEGSEDI.

Commercial Sublicensing Expenses

We incur sublicense expenses under our development, commercialization, collaboration and license agreement, or TTR License Agreement, and our development, commercialization and license agreement, or Cardiometabolic License Agreement, with Ionis related to the medicines we have licensed under these agreements. We include our sublicense fee expenses in cost of license expenses on our consolidated statement of operations for those medicines that are approved for marketing. We recognize sublicense fee expenses in the period they are incurred.

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

Research and Development Sublicensing Expenses

We incur sublicense expenses under our Cardiometabolic Development, Commercialization and License Agreement with Ionis related to the medicines we have licensed under the agreement. We include our sublicense fee expenses in research and development expenses on our consolidated statement of operations since the applicable medicines are not yet approved for marketing. We recognize sublicense fee expenses in the period they are incurred.

Estimated Liability for Research and Development Costs

We record accrued liabilities related to expenses for which vendors or service providers have not yet billed us. These liabilities are for products or services that we have received and primarily relate to ongoing nonclinical and clinical studies. These costs primarily include third-party clinical management costs, costs for contract research organizations, laboratory and analysis costs, toxicology studies and investigator grants. We have medicines in concurrent nonclinical and clinical studies at several sites throughout the world. To ensure that we have adequately provided for ongoing nonclinical and clinical research and development costs during the period in which we incur such costs, we maintain an accrual to cover these costs. We update our estimate for this accrual on at least a quarterly basis. The assessment of these costs is a subjective process that requires judgment. Upon settlement, these costs may differ materially from the amounts accrued in our consolidated financial statements. Our historical accrual estimates have not been materially different from our actual amounts.

Stock-Based Compensation Expense

We measure stock-based compensation expense for equity-classified awards, principally related to stock options, restricted stock units, or RSUs, and stock purchase rights under our employee stock purchase plan, or ESPP, based on the estimated fair value of the award on the date of grant. We recognize the value of the portion of the award that we ultimately expect to vest as stock-based compensation expense over the requisite vesting period in our consolidated statement of operations. We reduce stock-based compensation expense for estimated forfeitures at the time of grant and revise the expense in subsequent periods if actual forfeitures differ from those estimates.

We value our stock option awards and stock purchase rights under our ESPP using the Black-Scholes model. The determination of the grant date fair value of options using an option pricing model is affected principally by our common stock fair value  and requires us to make a number of other assumptions, including: the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends.

The fair value of RSUs is based on the market price of our common stock on the date of grant. We have granted RSUs with various vesting terms between six months and four years.

Prior to December 2015, Ionis granted our employees options to purchase shares of Ionis' common stock, or Ionis options. In December 2015, we granted our employees holding Ionis options additional options to purchase shares of our common stock, or Akcea options.

We determined the stock-based compensation expense for the Ionis options at the date of grant and recognized compensation expense over the vesting period of the Ionis options. In December 2015, we accounted for the issuance of the Akcea options as a modification to the original grant of the Ionis options because the grant of the Ionis options and Akcea options essentially represented a single stock award as the exercisability provisions of the Ionis option grants and Akcea option grants were interrelated and mutually exclusive. The total compensation expense measured on the modification date was the sum of the grant date fair value of the Ionis options plus any incremental compensation cost resulting from the grant of the Akcea options.

In 2016, we began concurrently granting Ionis options and Akcea options to our employees. Because the exercisability provisions of the awards are interrelated and mutually exclusive as described above, the fair values of the Ionis options and the Akcea options were determined on the date of grant and the option with the greater fair value was recognized over the vesting period of the awards.  Following our IPO in 2017, we no longer concurrently grant Ionis and Akcea options. Our board of directors only receive grants under the Akcea option plan.

Following our IPO, we no longer grant Ionis options to our employees. Under the terms of the Ionis options, when we completed our IPO, the Ionis options our employees were holding were terminated. The termination of the Ionis options was determined not to be a modification, as the options were terminated based upon the existing contractual terms of the option agreements. As such, we continue to recognize expense based on the valuation that was determined on the grant date for options issued in 2016 or on the modification date for options issued in 2015 and 2017.

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

See Note 11, Equity and Stock-based Compensation, for additional information regarding our stock-based compensation plans.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on investments, net of taxes and currency translation adjustments. The following table summarizes changes in accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Beginning balance accumulated other comprehensive loss	$(324)	$(451)	$(21)
Unrealized gains (losses) on investments, net of tax (1)	237	144	(337)
Currency translation adjustment	92	(17)	(93)
Net other comprehensive income (loss)	329	127	(430)
Ending balance accumulated other comprehensive income (loss)	$5	$(324)	$(451)

(1)	There was no tax benefit for other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act of 2017, or the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (vi) subjecting certain foreign earnings to U.S. taxation through base erosion anti-abuse tax (BEAT) and global intangible low-taxed income (GILTI); (vii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (vii) modifying the officer’s compensation limitation.

Our accounting for the elements of the Tax Act is complete. We have made an accounting policy election to treat taxes due on the GILTI inclusion as a current period expense.

Prior to the completion of our IPO we filed our tax returns on a consolidated and combined basis with Ionis for federal and state income tax purposes, respectively. For financial statement purposes, when we are required to file on a consolidated or combined basis, we calculate our income tax amounts, including net operating losses and tax credit carryforwards, using a separate return methodology which determines income taxes as if we were a separate taxpayer from Ionis.  Effective July 19, 2017, the date of our IPO, we are no longer included in the consolidated federal income tax return with Ionis. We determined the amount of federal tax attributes, primarily net operating losses and tax credit carryforwards, that transferred to us upon deconsolidation from Ionis.  We are still required to file most of our state tax returns on a consolidated or combined basis with Ionis. Therefore, for financial statement purposes we calculated our state income tax amounts using the separate return method.

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

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in our consolidated statement of operations. Accrued interest and penalties are included within other long-term liabilities on the consolidated balance sheet.

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

New Accounting Pronouncements - Recently Issued

In June 2016, the FASB issued guidance that changes the measurement of credit losses for most financial assets and certain other instruments. If we have credit losses, this updated guidance requires us to record allowances for these instruments under a new expected credit loss model. This model requires us to estimate the expected credit loss of an instrument over its lifetime, which represents the portion of the amortized cost basis we do not expect to collect. The new guidance requires us to remeasure our allowance in each reporting period we have credit losses. We adopted this guidance on January 1, 2020. This guidance is not anticipated to have a significant impact on our consolidated financial statements and disclosures.

In August 2018, the FASB issued clarifying guidance on how to account for implementation costs related to cloud-servicing arrangements. The guidance states that if these fees qualify to be capitalized and amortized over the service period, they need to be expensed in the same line item as the service expense and recognized in the same balance sheet category. The update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this guidance on January 1, 2020 on a prospective basis. This guidance is not anticipated to have a significant impact on our consolidated financial statements and disclosures.

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

In November 2018, the FASB issued clarifying guidance on the interaction between the collaboration accounting guidance and the new revenue recognition guidance we adopted on January 1, 2018 (Topic 606). Below is the clarifying guidance and how we will implement it (in italics):

1)	When a participant is considered a customer in a collaborative arrangement, all of the associated accounting under Topic 606 should be applied.
•	We will apply all of the associated accounting under Topic 606 when we determine a participant in a collaborative arrangement is a customer.
2)

Adds “unit of account” concept to collaboration accounting guidance to align with Topic 606. The “unit of account” concept is used to determine if revenue is recognized or if a contra expense is recognized from consideration received under a collaboration.

•	We will use the “unit of account” concept when we receive consideration under a collaboration agreement to determine when we recognize revenue or a contra expense.
3)

The clarifying guidance precludes us from recognizing revenue under Topic 606 when we determine a transaction with a collaborative partner is not a customer and is not directly related to the sales to third parties.

•	When we conclude a collaboration partner is not a customer and is not directly related to the sales to third parties, we will not recognize revenue for the transaction.

We adopted this guidance on January 1, 2020. This guidance is not anticipated to have a significant impact on our consolidated financial statements and disclosures.

In December 2019, the FASB issued guidance to simplify the accounting for income taxes. The update includes removing several exceptions to existing guidance and includes several simplification updates, all of which do not apply to our current accounting for income taxes. We adopted this updated guidance in the fourth quarter of 2019. This guidance did not have a significant impact on our consolidated financial statements and disclosures.

3.	Investments and Fair Value Measurements

Investments

As of December 31, 2019 and 2018, we primarily invested our excess cash in money market funds and debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody's, S&P or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following is a summary of our investments at December 31, 2019 and 2018 (in thousands):

		Gross Unrealized		Estimated
December 31, 2019	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$105,679	$40	$(23)	$105,696
Debt securities issued by U.S. government agencies	38,970	30	(6)	38,994
Total securities with a maturity of one year or less	$144,649	$70	$(29)	$144,690

Corporate debt securities	2,033	5	—	2,038
Debt securities issued by U.S. government agencies	14,079	—	(3)	14,076
Total securities with a maturity of one to two years	16,112	5	(3)	16,114
Total available-for-sale securities	$160,761	$75	$(32)	$160,804

		Gross Unrealized		Estimated
December 31, 2018	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$81,770	$—	$(151)	$81,619
Debt securities issued by U.S. government agencies	85,578	—	(42)	85,536
Total securities with a maturity of one year or less	$167,348	$—	$(193)	$167,155

We recorded unrealized gains and losses related to the securities listed above as of December 31, 2019 and 2018. We believe that the unrealized losses associated with the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold our debt securities to maturity. Therefore, we anticipate a full recovery of the amortized cost basis of our debt securities at maturity.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorized all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

Fair Value Measurements

The following tables present the investments we held at December 31, 2019 and 2018 that are regularly measured and carried at fair value. The table segregates our investments by the level within the fair value hierarchy of the valuation techniques we utilized to determine the respective securities' fair value (in thousands):

	At December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$285,510	$285,510	$—
Corporate debt securities (2)	107,735	—	107,735
Debt securities issued by U.S. government agencies (3)	53,069	—	53,069
Total	$446,314	$285,510	$160,804

	At December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$82,343	$82,343	$—
Corporate debt securities (2)	81,619	—	81,619
Debt securities issued by U.S. government agencies (3)	85,536	—	85,536
Total	$249,498	$82,343	$167,155

(1)	Included in cash and cash equivalents on our consolidated balance sheet.

(2)

At December 31, 2019 and 2018, $4.0 million and $1.0 million, respectively, was included in cash and cash equivalents on our consolidated balance sheet, with the difference included in short-term investments on our consolidated balance sheet.

(3)	Included in short-term investments on our consolidated balance sheet.

4.	Property, Plant and Equipment

The following table presents property and equipment, at cost, and related accumulated depreciation (in thousands):

	December 31,
	2019	2018
Furniture and fixtures	$1,611	$1,611
Computer equipment and software	289	102
Manufacturing equipment	416	—
Leasehold improvements	3,955	4,213
Total property and equipment, at cost	6,271	5,926
Less accumulated depreciation and amortization	(1,010)	(230)
Total property and equipment, net	$5,261	$5,696

Total depreciation expense amounted to $0.8 million, $0.3 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As part of the operating lease for our corporate headquarters, the landlord provided and we utilized a tenant improvement allowance of $3.6 million which is included in our leasehold improvements.

5.	Inventory

The following table presents inventory (in thousands):

	Years Ended December 31,
	2019	2018
Raw materials	$6,520	$—
Work in process	2,039	—
Finished goods	258	85
Total inventories	$8,817	$85

We recorded inventory write-offs of $0.2 million for the year ended December 31, 2019. We did not record any inventory write-offs for the year ended December 31, 2018.

6.	Intangible Assets

The following table presents intangible assets (in thousands):

	December 31,		Estimated
	2019	2018	useful life
Acquired and in-licensed rights	$2,262	$2,262	7 - 21 Years
Capitalized regulatory approval milestones	90,000	90,000	16 Years
Less accumulated amortization	(9,211)	(3,348)
Total intangible assets, net	$83,051	$88,914

The capitalized regulatory approval milestones are related to a milestone of $40.0 million paid to Ionis which was due upon the approval of TEGSEDI in the E.U. on July 11, 2018 and a milestone of $50.0 million paid to Ionis which was due upon the FDA’s approval of TEGSEDI on October 5, 2018.

The Company recorded $5.9 million, $2.9 million and $0.1 million in amortization expense related to intangible assets during the years ended December 31, 2019, 2018 and 2017, respectively. We did not recognize any impairment losses for the years ended December 31, 2019, 2018 or 2017. Estimated future amortization expense for intangible assets as of December 31, 2019 is as follows (in thousands):

Total
2020	$5,879
2021	5,861
2022	5,856
2023	5,843
2024	5,822
Thereafter	53,790
$83,051

The weighted average remaining amortizable life of our patents was 10.9 years at December 31, 2019.

For additional detail of our license agreements with Ionis see Note 8, License Agreements and Services Agreement with Ionis.

7.	Strategic Collaboration with Novartis

Background

In January 2017, we initiated a strategic collaboration with Novartis for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the terms of the Novartis collaboration, we agreed to complete a Phase 2 program, conduct an end-of-Phase 2 meeting with the FDA, and provide initial quantities of the active pharmaceutical ingredient, or API, for each medicine. Novartis received the exclusive option to license, further develop and commercialize each medicine and, post-option exercise, would be responsible for all further global development, regulatory and commercialization activities and costs for each such medicine.

AKCEA-APO(a)-LRx

In February 2019, Novartis exercised its exclusive option to license AKCEA-APO(a)-LRx. The accounting treatment for this option exercise is discussed in further detail below.

AKCEA-APOCIII-LRx

In December 2019, we received written notice from Novartis that they elected not to exercise their option to license AKCEA-APOCIII-LRx and to terminate the strategic collaboration solely in relation to AKCEA-APOCIII-LRx.  We are no longer entitled to any future license fees or milestone payments relating to AKCEA-APOCIII-LRX.. As a result of Novartis’ election not to exercise their option, we retain the rights to further develop and commercialize AKCEA-APOCIII-LRx.

Accounting Analysis

We received a $75.0 million upfront payment in the first quarter of 2017, of which we retained $60.0 million and paid Ionis $15.0 million as a sublicense fee under our Cardiometabolic Development, Commercialization and License Agreement with Ionis.

At commencement of our strategic collaboration, we identified the following four distinct performance obligations:

•	Development activities for AKCEA-APO(a)-LRx;

•	Development activities for AKCEA-APOCIII-LRx;

•	API for AKCEA-APO(a)-LRx; and

•	API for AKCEA-APOCIII-LRx.

The development activities and the supply of API were concluded to be distinct because Novartis or another third party could provide these items without our assistance.

We determined the transaction price for the Novartis collaboration was $108.4 million, comprised of the following:

•	$75.0 million from the upfront payment we received;

•	$28.4 million for the premium paid by Novartis, which represented the excess of the fair value Ionis received from Novartis' purchase of Ionis' stock at a premium in the first quarter of 2017; and

•	$5.0 million for the premium Novartis would have paid to purchase Ionis' stock if we did not complete our IPO within 15 months of the inception of the agreement.

We recognized revenue on the $75.0 million upfront payment plus the premium paid by Novartis from its purchase of Ionis’ stock and the premium associated with Novartis’ obligation to purchase Ionis’ stock if we did not complete our IPO because we were the party providing the services and API under the collaboration agreement with Novartis.

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

We recognized revenue related to each of our performance obligations as follows:

•

In the second quarter of 2019, we completed the development services performance obligation for AKCEA-APO(a)-LRx. As such, all revenue allocated to the AKCEA-APO(a)-LRx development services revenue stream was fully recognized as of June 30, 2019;

•

As a result of Novartis’ election to terminate the strategic collaboration in relation to AKCEA-APOCIII-LRx in the fourth quarter of 2019, the development services performance obligation relating to AKCEA-APOCIII-LRx no longer exists. As such, all revenue allocated to the AKCEA-APOCIII-LRx development services revenue stream was fully recognized as of December 31, 2019;

•	We recognized the amount attributed to the AKCEA-APO(a)-LRx API supply when we delivered API to Novartis in 2017; and

•	We recognized the amount attributed to the AKCEA-APOCIII-LRx API supply when we delivered API to Novartis in May 2018.

Additionally, we and Ionis entered into a stock purchase agreement, or SPA, with Novartis in 2017. Under the SPA, in July 2017, Novartis purchased $50.0 million of our common stock in a separate private placement concurrent with the completion of our IPO at a price per share equal to the IPO price.

On February 22, 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. We identified a separate performance obligation upon Novartis’ license of AKCEA-APO(a)-LRx because the license is distinct from our other performance obligations. Accordingly, we recognized the related license fee of $150.0 million in full in the first quarter of 2019 because Novartis had full use of the license without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the license after Novartis exercised its option to license AKCEA-APO(a)-LRx. Novartis is responsible for conducting and funding all future development, regulatory and commercialization activities for AKCEA-APO(a)-LRx. In the first quarter of 2019, we issued 2,837,373 shares of our common stock to Ionis as payment for the $75.0 million sublicense fee due to Ionis related to the option exercised by Novartis. For AKCEA-APO(a)-LRx, we are also eligible to receive up to $675.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $360.0 million for the achievement of commercialization milestones. In connection with Novartis’ exercise of its option to exclusively license AKCEA-APO(a)-LRx, Akcea and Novartis established a more definitive co-commercialization framework under which we may negotiate the co-commercialization of AKCEA-APO(a)-LRx between us and Novartis in selected markets. Included in this framework is an option by which Novartis could solely commercialize AKCEA-APO(a)-LRx in exchange for Novartis paying us increased commercial milestone payments based on sales of AKCEA-APO(a)-LRx.

In the third quarter of 2019, we delivered additional AKCEA-APO(a)-LRx API to Novartis. We identified a separate performance obligation upon the delivery of the API because the delivery is distinct from other performance obligations. Accordingly, we recognized $5.5 million of research and development revenue in the third quarter of 2019 upon delivery of the API supply to Novartis. Novartis has the option to purchase additional API of AKCEA-APO(a)-LRx in the future at agreed upon terms and conditions pursuant to the strategic collaboration agreement.

We will earn the next milestone payment of $25.0 million under this collaboration if Novartis reaches a specific level of enrollment related to the Phase 3 study for AKCEA-APO(a)-LRx.  We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx. Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will share any milestone payments and royalties equally with Ionis.

During the years ended December 31, 2019, 2018 and 2017, we recorded revenue of $187.4 million, $50.6 million and $43.4 million, respectively, from our strategic collaboration with Novartis. During the year ended December 31, 2019, we recognized $28.8 million of revenue from amounts that were in our beginning deferred revenue balance. There is no remaining deferred revenue related to the Novartis agreement on our consolidated balance sheet as of December 31, 2019. Our deferred revenue balance within our consolidated balance sheet at December 31, 2018 included $28.8 million related to our strategic collaboration with Novartis.

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

Cardiometabolic Development, Commercialization and License Agreement

Our Cardiometabolic License Agreement with Ionis granted exclusive rights to us to develop and commercialize WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-APOCIII-LRx, and AKCEA-ANGPTL3-LRx, which are collectively referred to as the Lipid Drugs. Ionis granted us an exclusive license to certain patents to develop and commercialize products containing the Lipid Drugs. Ionis also granted us a non-exclusive license to the Ionis antisense platform technology for us to develop and commercialize products containing the Lipid Drugs. Ionis also granted us non-exclusive rights to manufacture the Lipid Drugs in our own facility or at a contract manufacturer. As part of this agreement, both companies agreed not to work with any other parties to develop or commercialize other RNA-targeting medicines that are designed to inhibit any of the Lipid Drug targets so long as we are developing or commercializing the Lipid Drugs.

We and Ionis share development responsibilities for the Lipid Drugs, other than the medicines licensed to Novartis and to Pfizer. We pay Ionis for the research and development expenses it incurs on our behalf, which include both external and internal expenses. External research and development expenses include costs for contract research organizations, or CROs, costs to conduct nonclinical and clinical studies on our medicines, costs to acquire and evaluate clinical study data, such as investigator grants, patient screening fees and laboratory work, and fees paid to consultants. Internal research and development expenses include costs for the work that Ionis' research and development employees perform for us. Ionis charges us a full-time equivalent rate that covers personnel-related expenses, including salaries and benefits, plus an allocation of facility-related expenses, including rent, utilities, insurance and property taxes, for those development employees who work either directly or indirectly on the development of our medicines. We also pay Ionis for the API and drug product we use in our nonclinical and clinical studies for all of our medicines. Ionis manufactures the API for us and charges us a price per gram consistent with the price Ionis charges its pharmaceutical partners, which includes the cost for direct materials, direct labor and overhead required to manufacture the API. If we need the API filled in vials or prefilled syringes for our clinical studies and Ionis contracts with a third party to perform this work, Ionis will charge us for the resulting cost.

As we commercialize each of the Lipid Drugs other than medicines licensed to Novartis and to Pfizer, we will pay Ionis royalties from the mid-teens to the mid-twenty percent range on sales related to the Lipid Drugs that we sell. If we sell a Lipid Drug for a Rare Disease Indication (defined in the agreement as less than 500,000 patients worldwide or an indication that required a Phase 3 program of less than 1,000 patients and less than two years of treatment), we will pay a higher royalty rate to Ionis than if we sell a Lipid Drug for a Broad Disease Patient Population (defined in the agreement as more than 500,000 patients worldwide or an indication that required a Phase 3 program of 1,000 or more patients and two or more years of treatment). Other than with respect to AKCEA-APO(a)-LRx licensed to Novartis under the collaboration agreement with Novartis and AKCEA-ANGPTL3-LRx licensed to Pfizer under the license agreement with Pfizer, if our annual sales reach $500.0 million, $1.0 billion and $2.0 billion, we will be obligated to pay Ionis sales milestones in the amount of $50.0 million for each sales milestone reached by each Lipid Drug. If and when triggered, we will pay Ionis each of these sales milestones over the subsequent 12 quarters in equal payments. We share 50% of payments we receive from Novartis and Pfizer with Ionis.

We may terminate this agreement if Ionis is in material breach of the agreement. Ionis may terminate this agreement if we are in material breach of the agreement. In each circumstance, the party that is in breach will have an opportunity to cure the breach prior to the other party terminating this agreement.

In the first quarter of 2017, we entered into letter agreements with Ionis to reflect the agreed upon payment terms with respect to the upfront option payment that we received from Novartis and to allocate the premium that Novartis paid for Ionis' common stock in connection with our strategic collaboration with Novartis. In the fourth quarter of 2019, we entered into a letter agreement with Ionis to reflect the agreed upon payment terms with respect to the upfront license fee we received from Pfizer in connection with our license agreement with Pfizer. For additional detail regarding our strategic collaboration with Novartis, see Note 7, Strategic Collaboration with Novartis. For additional detail regarding our license agreement with Pfizer, see Note 10, License Agreement with Pfizer.
TTR Development, Commercialization, Collaboration and License Agreement

On April 17, 2018, our stockholders, other than Ionis and its affiliates, approved the TTR License Agreement and a stock purchase agreement, or Ionis SPA, with Ionis, which was entered into on March 14, 2018. In addition, in connection with these agreements, we entered into an amended and restated services agreement, or Amended Services Agreement, and an amended and restated investor rights agreement, or Amended Investor Rights Agreement, with Ionis.

We determined that the TTR License Agreement and Ionis SPA included provisions that required the approval of our stockholders other than Ionis and its affiliates, which we deemed was not perfunctory in nature; therefore, we concluded that the approved date of the agreements for accounting purposes was April 17, 2018, the date on which such approval was received and the closing of the agreements took place.

In accordance with the terms and provisions of the TTR License Agreement, we received rights to:

•	commercialize TEGSEDI following receipt of regulatory approval and perform certain other non-commercial activities with respect to TEGSEDI, in each case, in accordance with a global strategic plan;
•	partner on the completion of all pivotal studies of a follow-on medicine to TEGSEDI, AKCEA-TTR-LRx, and perform other non-commercial activities with respect to AKCEA-TTR-LRx;
•	commercialize AKCEA-TTR-LRx following receipt of regulatory approval in accordance with a global strategic plan;

•	share in profits and losses with respect to TEGSEDI and AKCEA-TTR-LRx;
•	manufacture (including through a third party) each product following receipt of regulatory approval for such product; and
•	sublicense the development and commercialization of either product to third parties or affiliates, with the consent of Ionis.

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

To support the commercialization of TEGSEDI and AKCEA-TTR-LRx, Ionis purchased 10.7 million shares of our common stock for $200 million under the Ionis SPA.

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

In addition, we assessed the identifiable assets that were acquired under the terms of the TTR License Agreement, including the licensed rights to TEGSEDI and AKCEA-TTR-LRx, certain batches of TEGSEDI materials, the transfer of a minimal number of employees from Ionis to us and the transfer of certain manufacturing and clinical research agreements to us. We concluded that the licensed rights represented a group of similar identifiable assets and that substantially all of the fair value of the acquisition resides in the licensed rights. As such, we concluded that the acquired assets did not meet the definition of a business and that we should account for the TTR License Agreement as an asset acquisition under common control guidance. Accordingly, we recorded the carrying value of the licensed rights held by Ionis of $0.6 million as an intangible asset at the date of acquisition and we are amortizing the amount over the remaining patent life.

In connection with the transaction, we also purchased $4.7 million of commercial TEGSEDI inventory held by Ionis. In addition, in the first quarter of 2019, we purchased $13.5 million of clinical TEGSEDI material held by Ionis. Prospectively we are responsible for the procurement of all additional inventory. The inventory and clinical material did not have a carrying value on the books of Ionis at the time of purchase. As such, in accordance with the accounting guidance for common control transactions above, we recorded the purchase of this inventory and clinical material as a reduction of additional paid in capital. This amount represented a cash distribution to Ionis; therefore, we have included this distribution as a distribution to Ionis for purposes of income (loss) per share and we have applied the two–class method as discussed in Note 15, Basic and Diluted Net Income (Loss) Per Share.

We also determined that the TTR License Agreement represented a collaboration arrangement as defined by ASC 808. Prior to April 1, 2018, Ionis was responsible for all costs associated with TEGSEDI and for the period from April 1, 2018 to December 31, 2018, we were responsible for all costs associated with TEGSEDI. We and Ionis share all costs associated with AKCEA-TTR-LRx from January 1, 2018 forward on a 50/50 basis. We recorded $3.1 million paid to Ionis for costs related to the period prior to the closing of the TTR License Agreement to equity, as these amounts were previously expensed in the financial statements of Ionis.  This amount also represents a cash distribution to Ionis and was included as an adjustment to the net loss attributable to Ionis for purposes of applying the two-class method for income (loss) per share as discussed in Note 15, Basic and Diluted Net (Loss) Per Share.

On July 11, 2018, we received regulatory approval in the E.U. for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. As a result of the regulatory approval in the E.U., on August 3, 2018, we issued 1,597,571 shares of our common stock to Ionis as payment of the $40.0 million regulatory approval milestone for TEGSEDI. We capitalized this regulatory approval milestone payment as a licensed intangible asset on our consolidated balance sheet as the amount is expected to be recoverable through future cash flows.

On October 5, 2018, we received regulatory approval for TEGSEDI from the FDA for the treatment of polyneuropathy of hereditary transthyretin-mediated amyloidosis in adults in the U.S. As a result of the regulatory approval in the U.S., on October 17, 2018, we issued 1,671,849 shares of our common stock to Ionis as payment of the $50.0 million regulatory approval milestone for TEGSEDI. We capitalized this regulatory approval milestone payment as a licensed intangible asset on our consolidated balance sheet as the amount is expected to be recoverable through future cash flows.

Both milestone payments are being amortized to cost of sales on a straight-line basis over the licensed asset’s expected useful life of approximately 16 years from the date of the initial regulatory approval milestone achievement. Amortization expense for the TTR milestone payments was $5.7 million and $2.7 million for the year ended December 31, 2019 and 2018, respectively.

Profit/(Loss) Share

Under the TTR License Agreement, we and Ionis agreed to share TEGSEDI and AKCEA-TTR-LRx profits and losses as follows: for TEGSEDI, beginning on the earlier of (i) the first day of the quarter after receipt of regulatory approval of TEGSEDI in the U.S., or (ii) January 1, 2019, the parties will share profits and losses from the development and commercialization of TEGSEDI (A) on a 60/40 basis (60% to Ionis and 40% to us) through the end of the quarter in which the first commercial sale of AKCEA-TTR-LRx occurs, and (B) on a 50/50 basis commencing on the first day of the first quarter thereafter; and for AKCEA-TTR-LRx, beginning January 1, 2018, the parties will share all profits and losses from the development and commercialization of AKCEA-TTR-LRx on a 50/50 basis.

In the first quarter of 2019, the profit sharing provisions for TEGSEDI under the TTR License Agreement with Ionis became effective. As we are the principal for all commercial activities related to the TTR License Agreement, we record all commercial activities related to TEGSEDI on a gross basis in our consolidated statement of operations, including revenues, cost of sales and sales and marketing expenses. The Ionis share of commercialization costs for TEGSEDI is separately presented within operating expenses in our consolidated statement of operations under the caption “Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.” As we are a collaborator with Ionis for the execution of TTR development activities, we record all research and development expenses on a net basis representing our proportionate share of total costs incurred by Ionis and us. Accordingly, only our share of total costs incurred related to development activities under the TTR License Agreement is presented within research and development expense in our consolidated statement of operations.

A summary of the loss share related to the commercial activities under the TTR Agreement is as follows (in thousands):

Year Ended December 31,
2019
Net losses incurred by the collaboration related to the commercial activities under the TTR License Agreement	$(66,210)
Ionis' share of commercial losses under the TTR License Agreement reflected in our consolidated statements of operations	(39,723)
Akcea's share of commercial losses under the TTR License Agreement reflected in our consolidated statements of operations	(26,487)

A summary of the development expenses related to the TTR License Agreement is as follows (in thousands):

Year Ended December 31,
2019
Total development expense incurred by the collaboration related to development activities under the TTR License Agreement	$(66,663)
Akcea's share of TTR development expense reflected in research and development expense in our consolidated statements of operations	(29,444)

We did not record any commercial or research and development expense related to the profit/(loss) share under the TTR License Agreement for the years ended December 31, 2018 and 2017.

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

Pursuant to our various agreements with Ionis, as of December 31, 2019, Ionis owed us $3.2 million. As of December 31, 2018, we owed Ionis $18.9 million.

The following table summarizes the amounts recorded related to transactions with Ionis including amounts related to the TTR License Agreement for the following periods (in thousands) (1):

	Years Ended December 31,
	2019	2018	2017
Operating expenses:
Services performed by Ionis	$4,703	$15,404	$9,742
Active pharmaceutical ingredient manufactured by Ionis	5,515	5,229	6,012
Pre-commercial inventory manufactured by Ionis	—	5,996	—
Sublicensing expenses	205,400	7,200	48,394
Out-of-pocket expenses paid by Ionis	4,250	46,162	37,426
Royalty expenses	183	—	—
Less: commercial share of loss in connection with the TTR License Agreement	(39,695)	—	—
Plus: R&D share of loss in connection with the TTR License Agreement	3,651	—	—
Total operating expenses generated by transactions with Ionis	184,007	79,991	101,574
Plus: distributions to Ionis:	13,492	7,792	—
Total charges generated by transactions with Ionis	197,499	87,783	101,574
Payable balance to Ionis at the beginning of the period	18,901	14,365	24,355
Less: total amounts received from (paid to) Ionis during the period	(19,631)	(83,247)	(78,170)
Less: non-cash sublicensing expenses	(200,000)	—	(33,394)
Total amount (receivable) payable (from) to Ionis at period end	$(3,231)	$18,901	$14,365

(1)	This table excludes amounts capitalized as license intangible assets on the balance sheet.

9.	Collaboration and License Agreement with PTC Therapeutics

In August 2018, we entered into a collaboration and license agreement with PTC Therapeutics, or the PTC License Agreement, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries, or the PTC Territory.

We received a $12.0 million upfront payment from PTC Therapeutics related to TEGSEDI in the third quarter of 2018 upon execution of the PTC License Agreement, of which we paid Ionis $7.2 million as a sublicense fee related to the TTR License Agreement and recorded as a cost of license in our consolidated statement of operations. We received a $6.0 million payment from PTC Therapeutics in the second quarter of 2019 as a result of WAYLIVRA regulatory approval in Europe, of which we paid Ionis $3.0 million as a sublicense fee related to the Cardiometabolic License Agreement and recorded as a cost of license in our consolidated statement of operations. In the fourth quarter of 2019, TEGSEDI received approval in Brazil. As a result, we received a $4.0 million regulatory milestone payment from PTC Therapeutics, of which we paid Ionis $2.4 million as a sublicense fee related to the TTR License Agreement and recorded as a cost of license in our consolidated statement of operations. In addition, we are eligible to receive an additional $4.0 million for the achievement of a regulatory milestone and royalties in the mid-twenty percent range on net sales of TEGSEDI and WAYLIVRA in the PTC Territory. PTC Therapeutics’ obligation to pay royalties to us begins on the earlier of 12 months after the first commercial sale of a product in Brazil or the date that PTC Therapeutics recognizes revenue of at least $10.0 million in the PTC Territory. PTC Therapeutics will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the market share of the product in the PTC Territory.  Milestone payments and royalties that we are eligible to receive from PTC Therapeutics for TEGSEDI are split 60% to Ionis and 40% to Akcea. All WAYLIVRA milestone payments and royalties that we are eligible to receive from PTC are split 50/50 with Ionis. PTC Therapeutics is solely responsible for the commercialization of the products in the PTC Territory at its sole cost and expense, including the pursuit and maintenance of applicable regulatory approvals. Unless earlier terminated, the PTC License Agreement will continue in effect until the date on which the royalty term and all payment obligations with respect to all products in all countries in the PTC Territory have expired.

At the commencement of the PTC License Agreement, we identified two performance obligations, consisting of the transfer of (1) the license to TEGSEDI and related know-how and (2) the license to WAYLIVRA and related know-how, both of which were satisfied during the third quarter of 2018. In addition, we identified a customer option related to PTC Therapeutics’ option to purchase supply of product from us for its development and commercial needs. We considered the manufacturing capabilities of PTC Therapeutics and the fact that manufacturing services are not proprietary and can be provided by other vendors, to conclude that the licenses have stand-alone functionality and are distinct.  Further, the customer options for manufacturing of product are priced similar to other manufacturing options with similar customers and therefore not considered a material right.

We determined the transaction price for the PTC License Agreement to be $12.0 million comprised of the upfront payment received. None of the regulatory milestones were included in the transaction price determined in August 2018, as all payments were fully constrained. As there were no remaining unsatisfied performance obligations as of September 30, 2018, the $12.0 million upfront payment was recognized as license revenue upon contract execution in the third quarter of 2018. The option to purchase supply from us is subject to the terms of a supply agreement we entered into with PTC Therapeutics in April 2019. In May 2019, we received $6.0 million of consideration from PTC Therapeutics as a result of regulatory approval of WAYLIVRA in Europe and in October 2019, we received $4.0 million of consideration from PTC Therapeutics as a result of TEGSEDI approval in Brazil. Since the constraints on the regulatory approvals were resolved, we updated the transaction price to include the additional milestone consideration that was deemed probable, and accordingly, we recognized the $6.0 million and $4.0 million as licensing revenue during the second and fourth quarter of 2019, respectively. As part of our evaluation of the constraint as of December 31, 2019, we considered numerous factors, including that regulatory approvals are not within our control and accordingly the remaining milestone is fully constrained and excluded from the arrangement consideration until such regulatory approval is received. We will continue to re-evaluate the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. Any consideration related to sales-based royalties will be recognized when the related sales occur.

10.	License Agreement with Pfizer

In October 2019, we entered into a license agreement, or the Pfizer License Agreement, with Pfizer for the development and commercialization of AKCEA-ANGPTL3-LRx. Under the terms of the Pfizer License Agreement, we granted Pfizer an exclusive license, with the right to grant certain sublicenses and to develop, manufacture, commercialize and otherwise exploit AKCEA-ANGPTL3-LRx worldwide. We are responsible for completing a Phase 2 study and providing quantities of API for AKCEA-ANGPTL3-LRx. We have the right to exercise an option, to participate in commercialization activities with Pfizer in the U.S. and certain additional markets.

Accounting Analysis

We received a $250.0 million upfront payment in the fourth quarter of 2019. We issued 6,873,344 shares of our common stock to Ionis as payment of the $125.0 million sublicense fee due under our Cardiometabolic License Agreement with Ionis.

At commencement of the Pfizer License Agreement, we identified the following three distinct performance obligations:

•	License to develop and commercialize AKCEA-ANGPTL3-LRx and the related know-how;

•	Development activities for AKCEA-ANGPTL3-LRx; and

•	API for AKCEA-ANGPTL3-LRx.

We considered the manufacturing capabilities of Pfizer and the fact that manufacturing services are not proprietary and can be provided by another third party to conclude that the license has stand-alone functionality and is distinct. Further, the development activities and the supply of API are distinct because Pfizer or another third party could provide these items without our assistance.

We determined the transaction price for the Pfizer License Agreement to be $250.0 million comprised of the upfront payment we received. None of the development or regulatory milestone payments under this agreement were included in the upfront transaction price as all future payments were fully constrained. As part of our evaluation of the constraint, we considered numerous factors, including the fact that achievement of the milestones is outside of our control and contingent upon the success of our clinical trials, Pfizer’s efforts, and the receipt of regulatory approval. We re-evaluate the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Based on the distinct performance obligations under the Pfizer License Agreement, we allocated the $250 million transaction price based on relative stand-alone selling prices of each of our performance obligations as follows:

•	$245.6 million for the transfer of the license of AKCEA-ANGPTL3-LRx and the related know-how;

•	$2.2 million for development services for AKCEA-ANGPTL3-LRx; and

•	$2.2 million for the delivery of AKCEA-ANGPTL3-LRx API.

We are recognizing revenue related to each of our performance obligations as follows:

•

We recognized the full amount related to the license and related know-how in the fourth quarter of 2019 because Pfizer, upon the date of closing, had full use of the license and related know-how without any continuing involvement from us. Additionally, we did not have any further performance obligations related to the license after the license was transferred to Pfizer;

•

We are satisfying the development services performance obligation for AKCEA-ANGPTL3-LRx as the research and development services are performed. The development services performance obligation consists of us completing the Phase 2 clinical trial in non-alcoholic fatty liver disease. We expect development services related to this trial to be completed by mid-2020. We recognize revenue related to development services performed using an input method by calculating costs incurred to date at each period end relative to total costs expected to be incurred. Pfizer is responsible for conducting and funding all future development, regulatory and commercialization activities for AKCEA-ANGPTL3-LRx once we complete the Phase 2 program; and

•	We recognized the amount attributed to the AKCEA-ANGPTL3-LRx API supply when we delivered API to Pfizer in the fourth quarter of 2019.

We will earn the next milestone payment of $75 million upon Pfizer’s initiation of a Phase 2b or Phase 3 study. In addition, we are eligible to receive up to $1.3 billion in milestone payments, including up to $205.0 million for the achievement of development milestones, up to $250.0 million for the achievement of regulatory milestones and up to $850.0 million for the achievement of commercialization milestones. We are also eligible to receive tiered, double digit royalties in the mid-teens to low twenty percent range on net sales of AKCEA-ANGPTL3-LRx and Pfizer will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. The royalty payments are subject to certain other reductions in certain circumstances as set forth in the Pfizer License Agreement. We pay 50% of milestone payments and royalties under this agreement to Ionis as a sublicense fee. The Pfizer License Agreement continues until the expiration of the last-to-expire royalty term with respect to all AKCEA-ANGPTL3-LRx products worldwide.

During the year ended December 31, 2019, we recorded revenue of $248.7 million from our license agreement with Pfizer. Our consolidated balance sheet at December 31, 2019 includes deferred revenue of $1.3 million related to our development services obligation.

11.	Equity and Stock-Based Compensation

Series A Convertible Preferred Stock

In December 2015, we issued and sold to Ionis an aggregate of 28,884,540 shares of Series A convertible preferred stock for a total purchase price of $100.0 million plus the grant of the rights and licenses we received under the Cardiometabolic License Agreement with Ionis. The $100.0 million of proceeds we received was recorded in Series A convertible preferred stock on our consolidated balance sheet. We had 28,884,540 shares of Series A convertible preferred stock authorized, issued and outstanding as of December 31, 2016, of which all was held by Ionis.

Conversion

Shares of our Series A convertible preferred stock were convertible 1:1 into common stock, subject to certain adjustments for reorganizations, reclassifications, stock splits, stock dividends and dilutive issuances. All shares of Series A convertible preferred stock automatically converted into common stock upon completion of the IPO in July 2017. As of December 31, 2019 and 2018, we had no shares of Series A convertible preferred stock issued or outstanding. Our IPO is discussed in Note 13, Initial Public Offering.

Preferred Stock

In July 2017, our board of directors approved an amendment and restatement of our certificate of incorporation to, among other things, change the authorized shares of our preferred stock to 10,000,000 shares with a par value of $0.001, all of which are undesignated.  Our board of directors may establish the rights, preference and privileges of the preferred stock from time to time. The amended and restated certificate of incorporation was approved by our stockholders and became effective upon the completion of our IPO and the filing of the amended and restated certificate of incorporation with the State of Delaware in July 2017. As of December 31, 2019 and 2018, there were no shares of Preferred Stock outstanding.

Common Stock

We had 125,000,000 shares of common stock authorized at December 31, 2019 and 2018, of which 100,993,173 and 89,345,978 shares were issued and outstanding as of December 31, 2019 and 2018, respectively.

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

Stock Plans

2015 Equity Incentive Plan

In December 2015, our board of directors and stockholder adopted and approved our 2015 Equity Incentive Plan, or 2015 EIP. In May 2017 and June 2017, our board of directors and stockholder, respectively, approved an amendment to the 2015 EIP in order to, among other things, increase the number of shares of common stock reserved for issuance thereunder to 8,500,000 shares of common stock in conjunction with the IPO.

As of December 31, 2019, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2015 EIP was 18,500,000 shares. The 2015 EIP also provides for the grant of non-statutory stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, restricted stock awards and restricted stock unit awards. At December 31, 2019, a total of 8,866,474 options were outstanding, of which 3,094,602 were exercisable, 701,252 restricted stock unit awards were outstanding, and 4,541,985 shares were available for future grant under the 2015 EIP.

2017 Employee Stock Purchase Plan

In May 2017 and June 2017, our board of directors and stockholder, respectively, approved our ESPP, which became effective upon the completion of our IPO, and the reservation for issuance thereunder of 500,000 shares of common stock. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase commencing on January 1, 2018 and ending on (and including) January 1, 2027 in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (ii) 500,000 shares of common stock. On January 1, 2019, 500,000 shares of common stock were added to the ESPP. Under the ESPP, participating employees can elect to have a portion of their base pay withheld during a consecutive payment period for the purchase of shares of our common stock. At the conclusion of each offering period, participating employees can purchase shares of our common stock at 85% of the lesser of the closing price at the beginning or at the end of the period.

As of December 31, 2019, the aggregate number of shares of common stock reserved under the ESPP was 1,500,000 and we had 1,428,725 shares available for future issuance under the ESPP. During the year ended December 31, 2019, 39,724 shares were issued under our ESPP. At December 31, 2019, accrued liabilities included $0.4 million of ESPP contributions for which the related shares are issued in the first quarter of 2020.

Stock Option Activity

The following table summarizes the stock option activity for the year ended December 31, 2019 (in thousands, except per share and contractual life data) for the 2015 EIP:

	Number of Shares	Weighted Average Exercise Price per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	11,011	$15.00
Granted	4,756	$27.04
Exercised (1)	(3,541)	$7.99
Cancelled/forfeited/expired	(3,360)	$24.13
Outstanding at December 31, 2019	8,866	$20.81	7.97	$16,627
Exercisable at December 31, 2019	3,095	$14.68	6.43	$14,183

(1)	This amount includes 1,052 shares withheld to cover the exercise price for options which were net exercised

The weighted-average estimated fair value of options granted were $27.04, $18.29 and $10.40 for the years ended December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017, there were 3,540,593 stock options, 834,800 stock options and no stock options exercised, respectively. As of December 31, 2019, total unrecognized estimated non-cash stock-based compensation expense related to non-vested stock options was $45.9 million. Our actual expenses may differ from these estimates because we will adjust our unrecognized non-cash stock-based compensation expense for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options over a weighted average amortization period of 1.45 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit, or RSU, activity for year ended December 31, 2019 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2018	38	$25.65
Granted	706	$21.95
Vested	(9)	$25.76
Cancelled/forfeited/expired	(34)	$25.01
Non-vested at December 31, 2019	701	$21.95

For years ended December 31, 2019, 2018 and 2017, the weighted-average grant date fair value of RSUs granted was $21.95, $27.80 and $23.04 per RSU, respectively. As of December 31, 2019, total unrecognized compensation cost related to RSUs was $12.5 million. We will adjust the total unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of 2.47 years.

Stock-based Compensation Expense and Valuation Information

The following table summarizes the breakdown of stock-based compensation expense by line item within the statement of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of sales - product	$437	$160	$—
Research and development expenses	11,895	9,435	8,630
Selling, general and administrative expenses	24,780	34,687	8,909
Total	$37,112	$44,282	$17,539

Determining Fair Value

Valuation. We measure stock-based compensation expense for equity-classified awards related to stock options and stock purchase rights under the ESPP at the grant date based on the estimated fair value of the award and we recognize the expense over the vesting period.

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

Rate of Forfeiture. We reduce stock-based compensation expense for estimated forfeitures. We estimate forfeitures at the time  of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the fourth quarter of 2019, we had estimated forfeitures based on Ionis’ historical rates as we did not have sufficient historical forfeiture information regarding our forfeiture activities. Beginning in the fourth quarter of 2019, we estimate forfeitures based on our historical experience as we determined that we have sufficient Akcea history for such an estimate.

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

For the years ended December 31, 2019, 2018 and 2017, we used the following weighted-average assumptions in our Black-Scholes calculations for stock option grants under our 2015 EIP and ESPP:

Employee Stock Options:

	Years Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.3%	2.8%	1.9%
Dividend yield	0.0%	0.0%	0.0%
Volatility	75.5%	77.1%	79.5%
Expected life	6.08 years	6.08 years	6.06 years

Board of Director Stock Options:

	Years Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.8%	2.9%	1.9%
Dividend yield	0.0%	0.0%	0.0%
Volatility	73.8%	78.2%	79.4%
Expected life	6.25 years	6.42 years	6.25 years

ESPP:

	Years Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.4%	1.9%	1.1%
Dividend yield	0.0%	0.0%	0.0%
Volatility	60.0%	64.2%	73.3%
Expected life	6 months	6 months	6 months

12.	Income Taxes

Income (loss) before income taxes is comprised of (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$40,475	$(218,794)	$(108,691)
Foreign	2,489	(6,580)	(11,593)
Income (loss) before income tax expense	$42,964	$(225,374)	$(120,284)

The provision (benefit) for income taxes is comprised of (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$1,692	$—	$—
State	87	73	1,041
Foreign	413	374	234
Total current	2,192	447	1,275
Income tax expense	$2,192	$447	$1,275

Our expense (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income (loss) before taxes.  The sources and tax effects of the differences are as follows (in thousands):

	Years Ended December 31,
	2019		2018		2017
Pretax income (loss)	$42,964		$(225,374)		$(120,284)
Statutory rate	9,023	21.0%	(47,329)	21.0%	(42,099)	35.0%
State income tax net of federal benefit	(3,025)	(7.0)%	(6,441)	2.9%	(2,371)	2.0%
Impact of foreign tax rate differential	340	0.8%	1,735	(0.8)%	4,072	(3.4)%
Net change in valuation allowance	(2,072)	(4.8)%	54,173	(24.0)%	(18,917)	15.7%
IP Transfer	—	—	(3,947)	1.8%	—	—
Tax credits	(1,559)	(3.6)%	(4,035)	1.8%	4,189	(3.5)%
IPO/Deconsolidation adjustment	—	—	—	—	37,911	(31.5)%
Tax rate change	2,178	5.1%	3,906	(1.7)%	19,046	(15.8)%
Nondeductible items and other	(222)	(0.7)%	1,734	(0.9)%	(556)	0.5%
Inventory purchase from Ionis	(2,833)	(6.6)%	—	—	—	—
Intangible basis difference	(2,596)	(6.0)%	—	—	—	—
Foreign derived intangible income benefit	(481)	(1.1)%	—	—	—	—
Stock-based compensation	3,439	8.0%	651	(0.3)%	—	—
Effective rate	$2,192	5.1%	$447	(0.2)%	$1,275	(1.0)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Deferred Tax Assets:
Net operating loss carryovers	$22,045	$51,280
Tax credits	27,801	31,768
Stock-based compensation	7,825	11,812
Deferred revenue	—	6,876
Intangible and capital assets	99,038	56,984
Other	4,381	1,996
Total deferred tax assets	$161,090	$160,716

Deferred Tax Liabilities:
Fixed assets	(798)	(811)
Other	(2,512)	—
Total deferred tax liabilities	$(3,310)	$(811)
Valuation allowance	(157,780)	(159,905)

Net deferred tax assets and liabilities	$—	$—

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act created a new requirement on GILTI earned by foreign subsidiaries for tax years beginning on or after January 1, 2018. The GILTI provisions require foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s assets to be included in our U.S. income tax return. Under U.S. GAAP, we are permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into our measurement of deferred taxes. We have made an accounting policy election to treat taxes due on GILTI inclusion as a current period expense.

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

At December 31, 2019, we had federal and state tax net operating loss carry forwards on a separate basis of $99.5 million and $1.4 million, respectively. The federal net operating losses can be carried forward indefinitely. The state tax net operating loss carry forwards will begin to expire in 2031. We also have federal research and development tax credit carry forwards of $33.6 million that will begin to expire in 2034.

Utilization of the net operating loss carry forwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

We record a valuation allowance to reduce the balance of our net deferred tax assets to the amount we believe is more-likely-than-not to be realized. Due to our historical financial statement losses, we have a full valuation allowance recorded against our net deferred tax assets. We regularly assess the future realization of our net deferred tax assets and will reduce the valuation allowance in any such period in which we determine that all, or a portion, of our deferred tax assets are more-likely-than-not to be realized.

Our valuation allowance decreased by $2.1 million from December 31, 2018 to December 31, 2019. The decease relates primarily to the utilization of net operating loss carryforwards in 2019 offset by an increase related to certain costs, which are capitalized and amortized for tax purposes.

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

The following table summarizes our gross unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2019	2018	2017
Beginning balance of unrecognized tax benefits	$5,606	$5,001	$5,012
Additions related to prior year tax positions	155	—	—
Additions related to the current year	601	691	1,723
Decreases related to prior year tax positions	(549)	(86)	(1,734)
Ending balance of unrecognized tax benefits	$5,813	$5,606	$5,001

Due to our valuation allowance, there are no unrecognized tax benefits at December 31, 2019 that would impact our effective tax rate, if recognized.

We do not foresee any material changes to our gross unrecognized tax benefits within the next twelve months.

We recognize interest and/or penalties related to income tax matters in income tax expense. We did not recognize any accrued interest and penalties related to gross unrecognized tax benefits during the years ended December 31, 2019, 2018 or 2017.

We are subject to taxation in the United States and various state and foreign jurisdictions. The tax years for 2015 through 2019 are subject to examination by the U.S. federal, state and foreign tax authorities.

We do not provide for a U.S. income tax liability and foreign withholding taxes on undistributed foreign earnings of our foreign subsidiaries as we consider those earnings to be permanently reinvested. The amount of unrecognized deferred tax liabilities associated with these earnings is immaterial.

13.	Initial Public Offering

On July 19, 2017, we completed our IPO. Total net proceeds were $182.3 million, including the following:

•	$132.3 million from the sale of 17,968,750 shares of our common stock in our IPO of which $25.0 million was invested by Ionis; and
•	$50.0 million from the purchase of 6,250,000 shares by Novartis in a concurrent private placement.

In addition, both of the following occurred in connection with the completion of our IPO on July 19, 2017:

•	the conversion of all outstanding shares of Series A convertible preferred stock into 28,884,540 shares of our common stock; and
•	the conversion of $106.0 million of outstanding principal plus accrued interest from the line of credit into 13,438,339 shares of common stock.
14.	Employment Benefits

We have an employee 401(k) salary deferral plan covering all employees. Employees may make contributions by withholding a percentage of their salary up to the IRS annual limit of $19,000 and $25,000 in 2019 for employees under 50 years old and employees 50 years old or over, respectively. We made approximately $2.1 million, $1.6 million and $0.3 million in matching contributions for the years ended December 31, 2019, 2018 and 2017, respectively.

15.	Basic and Diluted Net Loss Per Share

We issued 28,884,540 shares of Series A convertible preferred stock in December 2015. The Series A convertible preferred stock converted into common stock in conjunction with the IPO in July 2017. As a result, there were 66,541,629 shares of common stock issued and outstanding and there were no longer any outstanding shares of Series A convertible preferred stock. We determined that the Series A convertible preferred stock was in substance common stock during the period that it was outstanding because the Series A convertible preferred stock was the lowest form of subordinated equity outstanding during that period and this class of stock would have been required to absorb the losses of the Company. Accordingly, we are using the two-class method for computing EPS.

In connection with the TTR License Agreement with Ionis, we made distributions to Ionis representing the consideration to be paid in cash provided to Ionis in excess of the carrying value of the related assets acquired. These distributions are treated as dividends to Ionis; therefore, we have applied the two-class method loss per share to reflect the allocation of these distributions to the participating Ionis common shares.

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

The following table summarizes the distributable income (losses) for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$40,772	$(225,821)	$(121,559)
Preferred stock dividend	—	—	(20,100)
Distributions to Ionis	(13,492)	(7,792)	—
Distributable income (losses)	$27,280	$(233,613)	$(141,659)

The following table summarizes the reconciliation of weighted-average shares outstanding used in the calculation of basic income (loss) per share for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Determination of shares:
Weighted-average preferred shares outstanding	—	—	15,748,009
Weighted-average common shares outstanding owned by Ionis	70,099,576	59,812,394	20,669,446
Weighted-average common shares outstanding owned by others	22,815,682	21,553,407	9,593,322

The following table summarizes the calculation of basic income (loss) per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Losses attributable to preferred shares	$—	$—	$(48,485)
Less: Assumed dividend to preferred shares	—	—	20,100
Losses allocated to preferred shares	—	—	(28,385)
Weighted-average preferred shares outstanding	—	—	15,748,009
Basic loss per preferred share	$—	$—	$(1.80)

Income (losses) allocated to Ionis	$20,581	$(171,730)	$(63,638)
Plus: Distribution to Ionis	13,492	7,792	—
Income (losses) available to Ionis	34,073	(163,938)	(63,638)
Weighted-average common shares outstanding owned by Ionis	70,099,576	59,812,394	20,669,446
Basic income (loss) per common share owned by Ionis	$0.49	$(2.74)	$(3.08)

Income (losses) allocated to common shares owned by others	$6,699	$(61,883)	$(29,536)
Weighted-average common shares outstanding owned by others	22,815,682	21,553,407	9,593,322
Basic income (loss) per common share owned by others	$0.29	$(2.87)	$(3.08)

For the years ended December 31, 2018 and 2017, we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

•	Options to purchase common stock;
•	Unvested restricted stock units; and
•	Employee Stock Purchase Plan.

For the year ended December 31, 2019, we had net income. As a result, we computed diluted net income per share using the weighted-average number of common shares owned by Ionis, weighted-average number of common shares owned by others and dilutive common equivalent shares outstanding during the period.

The following table summarizes the reconciliation of weighted-average shares outstanding and diluted common equivalent shares used in the calculation of diluted income per share for the year ended December 31, 2019:

Year Ended December 31,
2019
Determination of shares:
Weighted-average common shares outstanding owned by Ionis	70,099,576
Weighted-average common shares outstanding owned by others	22,815,682
Shares issuable upon exercise of stock options	2,413,624
Shares issuable upon restricted stock awards issuance	29,128
Shares issuable related to our ESPP	23,839
Weighted-average shares outstanding owned by others, plus assumed conversions	25,282,273

The following table summarizes the calculation of diluted income per share for the year ended December 31, 2019 (in thousands, except per share amounts):

Year Ended December 31,
2019
Income allocated to Ionis	$20,049
Plus: Distribution to Ionis	13,492
Income available to Ionis	33,541
Weighted-average common shares outstanding owned by Ionis	70,099,576
Diluted income per common share owned by Ionis	$0.48

Income allocated to common shares owned by others, plus assumed conversions	$7,231
Weighted-average common shares outstanding owned by others, plus assumed conversions	25,282,273
Diluted income per common share owned by others	$0.29

16.	Contractual Obligations and Commitments

Operating Lease

Operating Lease

On April 5, 2018, we entered into an operating lease agreement for 30,175 square feet of office space located in Boston, Massachusetts for our corporate headquarters. The lease commencement date was August 15, 2018 and we took occupancy in September 2018. We are leasing this space under a non-cancelable operating lease with an initial term of 123 months and an option to extend the lease for an additional five-year term. We did not include the extension option in our right-of-use asset and lease liability calculation as we do not consider it reasonably certain that we would exercise the option. Under the lease agreement, we received a three-month free rent period, which commenced on August 15, 2018, and a tenant improvement allowance up to $3.8 million. We provided the lessor with a letter of credit to secure our obligations under the lease in the initial amount of $2.4 million, to be reduced to $1.8 million on the third anniversary of the rent commencement date and to $1.2 million on the fifth anniversary of the rent commencement date if we meet certain conditions set forth in the lease at each such time. The letter of credit amount is included in deposits and other assets on the accompanying consolidated balance sheet.

On November 12, 2018, we entered into an operating lease agreement with Ionis to sublease 4,723 square feet of office space located in Carlsbad, California.  The commencement date was March 2018 and the term of the lease is 64 months with a four-month free rent period. There is no extension option for this lease.

On May 8, 2019, we entered into an operating lease agreement for office space located in Dublin, Ireland. The lease commenced in May 2019 and the initial term of the lease is 18 months with an extension option. We have included a 12-month extension period in our right-of-use asset and lease liability calculation as we consider it reasonably certain that we will exercise the option to extend the lease for an additional 12 months.

Operating lease expense for the years ended December 31, 2019, 2018 and 2017 was $2.1 million, $2.4 million and $0.7 million, respectively. We recognize rent expense on a straight-line basis over the lease term for the lease of our office spaces. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 was $2.4 million and was included in net cash used in operating activities in our consolidated statement of cash flows.

Other information related to our operating lease is as follows (dollar amounts in thousands):

At December 31, 2019
Operating lease right-of-use assets	$11,094
Operating lease liabilities (1)	15,551
Weighted average remaining lease term	8.7 years
Weighted average discount rate	8%

(1)	Current portion of $1.4 million included in other current liabilities and remaining $14.2 million included in long-term portion of lease liabilities in our consolidated balance sheet.

Annual maturities of our operating lease liabilities as of December 31, 2019 are as follows (in thousands):

Years Ended December 31,	Operating Leases
2020	$2,501
2021	2,506
2022	2,403
2023	2,400
2024	2,395
Thereafter	9,565
Total minimum lease payments	$21,770
Less:
Imputed interest	(6,219)
Total operating lease liability	$15,551

Purchase Commitments

Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including, fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Such obligations are related principally to inventory purchase orders based on our current manufacturing needs and require significant lead times to be fulfilled by our vendors.  Purchase commitments exclude agreements that are cancelable without penalty. As of December 31, 2019, our purchase commitments for the following 12 months were $4.3 million.

17.	Restructuring

On September 6, 2018, we enacted a plan to reorganize our workforce to better align with the immediate needs of our business, or the Reorganization Plan, following the August 27, 2018 announcement of the FDA’s issuance of a Complete Response Letter for our New Drug Application for WAYLIVRA. In connection with the Reorganization Plan, we reduced our workforce by approximately 12%. The Reorganization Plan was approved by our board of directors on September 2, 2018 and affected employees were informed on September 6, 2018. The Reorganization Plan impacted U.S. employees primarily from the WAYLIVRA field team and functions focused principally on WAYLIVRA.

For the year ended December 31, 2018, we recorded $1.7 million of restructuring-related costs in operating expense including employee severance, benefits and related costs, net of adjustments for employees who forfeited part of their benefits. In addition, we also recorded $0.4 million of non-cash stock option modifications expenses related to the Reorganization Plan for the year ended December 31, 2018. We did not incur any additional significant costs associated with this reorganization in 2019 and we have no remaining liability associated with the Reorganization Plan as of December 31, 2019.

The following table summarizes the restructuring costs by category for the periods indicated (in thousands):

	Year Ended December 31, 2018
	Cash	Adjustment	Non-Cash	Total
Research and development	$327	$(34)	$209	$502
Selling, general and administrative	1,562	(116)	200	$1,646
Total	$1,889	$(150)	$409	$2,148

The following table summarizes the restructuring reserve included in accrued compensation for the periods indicated (in thousands):

	Years Ended December 31,
	2019	2018
Restructuring reserve beginning balance	$43	$—
Restructuring expenses incurred during the period	—	1,889
Adjustments during the period	—	(150)
Amounts paid during the period	(43)	(1,696)
Restructuring reserve ending balance	$—	$43

18.	Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available to us at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding and may revise our estimates.

On November 11, 2019, a purported Company stockholder filed an action in the Delaware Court of Chancery captioned City of Cambridge Retirement System v. Crooke, et al., C.A. No. 2019-0905, or the Delaware Action. The plaintiff in the Delaware Action asserts claims against (i) current and former members of our board of directors; and (ii) Ionis Pharmaceuticals, Inc., hereinafter or collectively, the Defendants. The plaintiff asserts derivative claims on behalf of Akcea, which is a nominal defendant in the Delaware Action, as well as putatively direct claims on behalf of a purported class of our stockholders. The plaintiff in the Delaware action asserts that the Defendants breached their fiduciary duties in connection with the licensing transaction that we and Ionis entered into regarding inotersen and AKCEA-TTR-LRx. The plaintiff also asserts an unjust enrichment claim against Ionis. We and the Defendants have moved to dismiss the plaintiff’s complaint. We believe that the claims asserted in the Delaware Action are without merit. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

19.	Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2019 and 2018 are as follows (in thousands, except per share data):

2019 Quarters	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Product revenue, net	$6,754	$9,865	$11,944	$13,690
Licensing revenue	—	6,036	136	4,000
Research and development and license revenue under collaborative agreements	157,062	10,722	8,544	259,790
Total revenue	163,816	26,623	20,624	277,480

Expenses:
Cost of sales - product	1,041	1,364	967	1,197
Cost of sales - intangible asset amortization	1,403	1,419	1,434	1,434
Cost of license	—	3,000	—	2,400
Research and development	99,619	20,271	24,797	148,165
Selling, general and administrative	44,602	50,740	34,905	51,434
Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.	(9,056)	(11,465)	(8,889)	(10,313)
Total expenses	137,609	65,329	53,214	194,317

Income (loss) from operations	26,207	(38,706)	(32,590)	83,163

Other income (expense):
Investment income	1,224	1,571	1,487	1,223
Other expense	(112)	(28)	(136)	(339)

Income (loss) from operations	27,319	(37,163)	(31,239)	84,047

Income tax expense	(132)	(160)	(259)	(1,641)

Net income (loss)	$27,187	$(37,323)	$(31,498)	$82,406

Net income (loss) per share of common stock owned by Ionis, basic	$0.35	$(0.40)	$(0.34)	$0.87
Weighted-average shares of common stock outstanding owned by Ionis, basic	68,581,967	70,221,338	70,221,338	71,341,992
Net income (loss) per share of common stock owned by others, basic	$0.15	$(0.40)	$(0.34)	$0.87
Weighted-average shares of common stock outstanding owned by others, basic	22,126,363	22,573,900	22,821,555	23,723,298
Net income (loss) per share of common stock owned by Ionis, diluted	$0.34	$(0.40)	$(0.34)	$0.86
Weighted-average shares of common stock outstanding owned by Ionis, diluted	68,581,967	70,221,338	70,221,338	71,341,992
Net income (loss) per share of common stock owned by others, diluted	$0.15	$(0.40)	$(0.34)	$0.86
Weighted-average shares of common stock outstanding owned by others, diluted	25,545,975	22,573,900	22,821,555	24,862,521

2018 Quarters	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Product revenue, net	$—	$—	$—	$2,237
Licensing revenue	—	—	12,000	—
Research and development and license revenue under collaborative agreements	17,108	18,321	7,241	7,960
Total revenue	17,108	18,321	19,241	10,197

Expenses:
Cost of sales - product	—	—	1,043	777
Cost of sales - intangible asset amortization	—	—	701	2,012
Cost of license	—	—	7,200	—
Research and development	27,970	39,457	29,381	33,532
Selling, general and administrative	19,465	42,287	45,924	45,934
Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.	—	—	—	—
Total expenses	47,435	81,744	84,249	82,255

Loss from operations	(30,327)	(63,423)	(65,008)	(72,058)

Other income (expense):
Investment income	868	1,546	1,675	1,542
Other (expense) income	(168)	45	(25)	(41)

Loss before income tax expense	(29,627)	(61,832)	(63,358)	(70,557)

Income tax expense	—	(214)	(233)	—

Net loss	$(29,627)	$(62,046)	$(63,591)	$(70,557)

Net loss per share of common stock owned by Ionis, basic	$(0.44)	$(0.72)	$(0.73)	$(0.79)
Weighted-average shares of common stock outstanding owned by Ionis, basic	45,447,879	60,832,494	65,538,467	67,129,553
Net loss per share of common stock owned by others, basic	$(0.44)	$(0.85)	$(0.73)	$(0.79)
Weighted-average shares of common stock outstanding owned by others, basic	21,171,372	21,492,157	21,671,415	21,869,713
Net loss per share of common stock owned by Ionis, diluted	$(0.44)	$(0.72)	$(0.73)	$(0.79)
Weighted-average shares of common stock outstanding owned by Ionis, diluted	45,447,879	60,832,494	65,538,467	67,129,553
Net loss per share of common stock owned by others, diluted	$(0.44)	$(0.85)	$(0.73)	$(0.79)
Weighted-average shares of common stock outstanding owned by others, diluted	21,171,372	21,492,157	21,671,415	21,869,713

(1)	We computed net loss per share independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.
(2)

We did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been antidilutive. We included dilutive common equivalent shares in the computation of diluted net income per share.