Form 10-Q
period 2020-03-31
AKCEA THERAPEUTICS, INC.
filed 2020-05-06
CIK 1662524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

The number of shares of common stock outstanding as of April 29, 2020 was 101,509,223.

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

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$163,320	$306,866
Short-term investments	257,982	156,806
Accounts receivable	10,673	10,496
Receivable from Ionis Pharmaceuticals, Inc.	2,432	3,231
Inventories	13,723	8,817
Other current assets	10,813	10,689
Total current assets	458,943	496,905
Property, plant and equipment, net	5,437	5,261
Operating lease right-of-use assets	10,868	11,094
Intangible assets, net	81,589	83,051
Deposits and other assets	3,084	2,939
Total assets	$559,921	$599,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,372	$10,216
Accrued compensation	6,996	12,793
Accrued liabilities	14,131	14,191
Deferred revenue	832	2,165
Other current liabilities	4,001	2,633
Total current liabilities	36,332	41,998
Long-term portion of lease liabilities	13,898	14,248
Total liabilities	50,230	56,246
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized at March 31, 2020 and December 31, 2019; 101,348,633 and 100,993,173 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	101	101
Additional paid-in capital	1,033,319	1,024,168
Accumulated other comprehensive income	391	5
Accumulated deficit	(524,120)	(481,270)
Total stockholders’ equity	509,691	543,004
Total liabilities and stockholders’ equity	$559,921	$599,250

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Product revenue, net	$15,159	$6,754
Research and development and license revenue under collaborative agreements	915	157,062
Total revenue	16,074	163,816

Expenses:
Cost of sales - product	3,364	1,041
Cost of sales - intangible asset amortization	1,419	1,403
Research and development	17,355	99,619
Selling, general and administrative	46,246	44,602
Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.	(7,051)	(9,056)
Total expenses	61,333	137,609

(Loss) income from operations	(45,259)	26,207

Other income (expense):
Investment income	1,771	1,224
Other expense	(130)	(112)

(Loss) income before income tax expense	(43,618)	27,319

Income tax benefit (expense)	768	(132)

Net (loss) income	$(42,850)	$27,187

Net (loss) income per share of common stock owned by Ionis, basic	$(0.42)	$0.35
Weighted-average shares of common stock outstanding owned by Ionis, basic	77,094,682	68,581,967
Net (loss) income per share of common stock owned by others, basic	$(0.42)	$0.15
Weighted-average shares of common stock outstanding owned by others, basic	24,010,388	22,126,363
Net (loss) income per share of common stock owned by Ionis, diluted	$(0.42)	$0.34
Weighted-average shares of common stock outstanding owned by Ionis, diluted	77,094,682	68,581,967
Net (loss) income per share of common stock owned by others, diluted	$(0.42)	$0.15
Weighted-average shares of common stock outstanding owned by others, diluted	24,010,388	25,545,975

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(42,850)	$27,187
Unrealized gains on investments, net of tax	377	212
Currency translation adjustment	9	85
Comprehensive (loss) income	$(42,464)	$27,484

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months Ended March 31, 2019 and 2020

(In thousands)

(Unaudited)

	For the Three Months Ended March 31, 2019
	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	89,346	$89	$799,001	$(324)	$(522,042)	$276,724
Net income	—	—	—	—	27,187	27,187
Change in unrealized gains (losses), net of tax	—	—	—	212	—	212
Currency translation adjustment	—	—	—	85	—	85
Issuance of common stock in connection with employee stock plans	452	1	4,587	—	—	4,588
Issuance of common stock in connection with Ionis sublicense fee	2,837	3	74,997	—	—	75,000
Distribution to Ionis	—	—	(13,492)	—	—	(13,492)
Stock-based compensation expense	—	—	18,560	—	—	18,560
Balance at March 31, 2019	92,635	$93	$883,653	$(27)	$(494,855)	$388,864

	For the Three Months Ended March 31, 2020
	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	100,993	$101	$1,024,168	$5	$(481,270)	$543,004
Net loss	—	—	—	—	(42,850)	(42,850)
Change in unrealized gains (losses), net of tax	—	—	—	377	—	377
Currency translation adjustment	—	—	—	9	—	9
Issuance of common stock in connection with employee stock plans	360	—	1,945	—	—	1,945
Stock-based compensation expense	—	—	7,282	—	—	7,282
Payments of tax withholdings related to exercise of employee stock options	(4)	—	(76)	—	—	(76)
Balance at March 31, 2020	101,349	$101	$1,033,319	$391	$(524,120)	$509,691

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net (loss) income	$(42,850)	$27,187
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	212	207
Amortization of right-of-use operating lease assets	226	330
Amortization of intangibles	1,462	1,446
Amortization of premium/discount on investment securities, net	311	(229)
Non-cash sublicensing expense	—	75,000
Stock-based compensation expense	7,282	18,560
Changes in operating assets and liabilities:
Accounts receivable	(177)	(5,672)
Other current and long-term assets	(2,664)	(1,327)
Inventories	(2,382)	(272)
Accounts payable	156	(4,673)
Receivable from Ionis Pharmaceuticals, Inc.	620	(26,165)
Income tax receivable	(129)	—
Accrued compensation	(5,797)	(2,283)
Accrued liabilities	1,729	2,063
Income taxes payable	(771)	(56)
Deferred revenue	(1,333)	(5,524)
Net cash (used in) provided by operating activities	(44,105)	78,592

Investing activities:
Purchases of short-term investments	(154,910)	(13,858)
Proceeds from maturity of short-term investments	53,800	59,689
Purchases of property, plant and equipment	(209)	(1,031)
Net cash (used in) provided by investing activities	(101,319)	44,800

Financing activities:
Proceeds from exercise of common stock options and employee stock purchase plan issuances	1,945	4,588
Distribution to Ionis Pharmaceuticals, Inc.	—	(13,492)
Payments of tax withholdings related to exercise of employee stock awards	(76)	—
Net cash provided by (used in) financing activities	1,869	(8,904)
Effect of exchange rates on cash	9	85

Net (decrease) increase in cash and cash equivalents	(143,546)	114,573
Cash, cash equivalents and restricted cash at beginning of period	309,250	88,838
Cash, cash equivalents and restricted cash at end of period	$165,704	$203,411

Supplemental disclosures of non-cash financing activities:
Purchase of property, plant and equipment included in payable to Ionis Pharmaceuticals, Inc.	$179	$—

See accompanying notes.

The following table presents the line items and amounts of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	March 31,	March 31,
	2020	2019
Cash and cash equivalents	$163,320	$201,027
Restricted cash included in deposits and other assets	2,384	2,384
Total cash, cash equivalents and restricted cash	$165,704	$203,411

See accompanying notes.

AKCEA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

1.	Organization and Basis of Presentation

We were incorporated in Delaware in December 2014. We were organized by Ionis Pharmaceuticals, Inc., or Ionis, to focus on developing and commercializing medicines to treat patients with serious and rare diseases. On July 19, 2017, we completed our initial public offering, or IPO. As of March 31, 2020, Ionis owned approximately 76% of our common stock and is our majority shareholder. Prior to our IPO, we were wholly owned by Ionis.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The condensed consolidated financial statements include the accounts of Akcea Therapeutics, Inc. and our wholly owned subsidiaries ("we," "our," and "us"). All intercompany transactions and balances were eliminated in consolidation. We included all normal recurring adjustments in the financial statements that we considered necessary for a fair presentation of our financial position and our operating results and cash flows for the interim periods ended March 31, 2020 and 2019. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. We have generally incurred losses since our inception and have funded our cash flow deficits primarily through the issuance of capital stock and proceeds from license and collaboration agreements. As of March 31, 2020, we had an accumulated deficit of $524.1 million. During the three months ended March 31, 2020, we generated a loss of $42.9 million and we used $44.1 million in cash from operations. We expect to generate operating losses and negative operating cash flows for the foreseeable future; however, we may generate positive cash flows from significant upfront payments associated with out-licensing transactions. The transition to sustained profitability is dependent upon the successful development, approval, and commercialization of our products and product candidates and the achievement of a level of revenue adequate to support our cost structure. Since December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, has spread to multiple countries, including the United States, or U.S., and several European countries. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, or the COVID-19 Pandemic. Although there is uncertainty related to the anticipated impact of the COVID-19 Pandemic on our future results, we believe that our currently available funds of $421.3 million as of March 31, 2020 and cash we expect to generate from sales of TEGSEDI, which has been approved in the U.S., the European Union, or E.U., Canada and Brazil, and cash we expect to generate from sales of WAYLIVRA, which has been approved in the E.U., will be sufficient to fund our operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our medicines even if we would otherwise prefer to develop and commercialize the medicines ourselves.

2.	Summary of Significant Accounting Policies

The accounting policies followed in the preparation of these interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

New Accounting Pronouncements – Recently Issued

In June 2016, the Financial Accounting Standards Board, or FASB, issued guidance that changes the measurement of credit losses for most financial assets and certain other instruments. This standard requires us to estimate the expected credit loss of an instrument over its lifetime using an expected credit loss model, which represents the portion of the amortized cost basis we do not expect to collect. The new guidance requires us to remeasure our allowance in each reporting period we have credit losses. We adopted this guidance on January 1, 2020 and it did not have a significant impact on our condensed consolidated financial statements and disclosures.

In August 2018, the FASB issued clarifying guidance on how to account for implementation costs related to cloud-servicing arrangements. The guidance states that if these fees qualify to be capitalized and amortized over the service period, they need to be expensed in the same line item as the service expense and recognized in the same balance sheet category. The update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this guidance on January 1, 2020 on a prospective basis and it did not have a significant impact on our condensed consolidated financial statements and disclosures.

In November 2018, the FASB issued clarifying guidance on the interaction between the collaboration accounting guidance and the new revenue recognition guidance we adopted on January 1, 2018 (Topic 606). Below is the clarifying guidance and how we implemented it (in italics):

1)	When a participant is considered a customer in a collaborative arrangement, all of the associated accounting under Topic 606 should be applied.
●	We apply all of the associated accounting under Topic 606 when we determine a participant in a collaborative arrangement is a customer.
2)

Adds “unit of account” concept to collaboration accounting guidance to align with Topic 606. The “unit of account” concept is used to determine if revenue is recognized or if a contra expense is recognized from consideration received under a collaboration.

●	We use the “unit of account” concept when we receive consideration under a collaboration agreement to determine when we recognize revenue or a contra expense.
3)

The clarifying guidance precludes us from recognizing revenue under Topic 606 when we determine a transaction with a collaborative partner is not a customer and is not directly related to the sales to third parties.

●	When we conclude a collaboration partner is not a customer and is not directly related to sales to third parties, we do not recognize revenue for the transaction.

We adopted this guidance on January 1, 2020 and it did not have a significant impact on our condensed consolidated financial statements and disclosures.

3.	Net Product Revenue

Net product revenue consists of sales of TEGSEDI and WAYLIVRA. TEGSEDI is sold in the U.S. and E.U. On May 7, 2019, we obtained regulatory approval of WAYLIVRA in Europe, following which we began to sell WAYLIVRA in the E.U.

During the three months ended March 31, 2020 and 2019, we recorded product revenue, net, of $15.2 million and $6.8 million, respectively. The following table summarizes balances and activity in each of our product revenue allowance and reserve categories for the three months ended March 31, 2020 and 2019 (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2018	$50	$293	$5	$348
Provision related to current period sales	155	375	52	582
Adjustment related to prior period sales	—	(30)	—	(30)
Credits or payments made during the period	(104)	—	—	(104)
Balance at March 31, 2019	$101	$638	$57	$796

Balance at December 31, 2019	$270	$1,353	$197	$1,820
Provision related to current period sales	470	1,621	58	2,149
Adjustment related to prior period sales	(66)	69	—	3
Credits or payments made during the period	(498)	(554)	—	(1,052)
Balance at March 31, 2020	$176	$2,489	$255	$2,920

The following table presents the balance of our receivables and contract liabilities related to net product revenue (in thousands):

	March 31, 2020	December 31, 2019
Receivables included in "Accounts receivable"	$10,330	$6,946
Contract liabilities included in "Accrued liabilities"	2,645	1,550

4.	Revenue from Collaboration and License Agreements

Net revenue from our partners in connection with our collaboration and license agreements consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Strategic Collaboration with Novartis	$311	$157,062
Vupanorsen (AKCEA-ANGPTL3-LRx) License Agreement with Pfizer	604	—
Total net revenue from partners	$915	$157,062

The following table presents the balance of our receivables and contract liabilities related to our collaboration and license agreements associated with our partners as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Receivables included in "Accounts receivable"	$717	$3,550
Contract liabilities included in "Deferred revenue"	718	1,322

During the three months ended March 31, 2020, we recognized the following revenue as a result of the change in the contract liability balances related to our collaboration and license agreements associated with our partners (in thousands):

Revenue recognized in current period from:	Three Months Ended March 31, 2020
Amounts included in deferred revenue at the beginning of the period	$604

Strategic collaboration with Novartis

In January 2017, we initiated a strategic collaboration with Novartis Pharma AG, or Novartis, for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the terms of the Novartis collaboration, we agreed to complete a Phase 2 program, conduct an end-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, and provide initial quantities of the active pharmaceutical ingredient, or API, for each medicine. In March 2018, we extended our Phase 2 programs to include an expanded diverse population in which Novartis agreed to reimburse us for all costs. We recognized revenue of $0.3 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively, relating to the extended programs.

AKCEA-APO(a)-LRx

In February 2019, Novartis exercised its exclusive option to license AKCEA-APO(a)-LRx. Novartis is responsible for conducting and funding all future development, regulatory and commercialization activities for AKCEA-APO(a)-LRx. Novartis has full use of the license without any continuing involvement from us, therefore making the license distinct from other performance obligations. Accordingly, we recognized the related license fee of $150.0 million in full in February 2019 upon exercise. We issued 2,837,373 shares of our common stock to Ionis to satisfy the $75.0 million sublicense fee due to Ionis for Novartis’ option exercise under our development, commercialization and license agreement related to our cardiometabolic franchise, or Cardiometabolic License Agreement, with Ionis.

In the second quarter of 2019, we completed the development services performance obligation for AKCEA-APO(a)-LRx and all revenue allocated to this revenue stream was fully recognized as of June 30, 2019.

We are eligible to receive up to $675.0 million in additional milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $360.0 million for the achievement of commercialization milestones. In connection with Novartis’ exercise of its option to exclusively license AKCEA-APO(a)-LRx, we and Novartis established a more definitive co-commercialization framework under which we and Novartis may negotiate the co-commercialization of AKCEA-APO(a)-LRx in select markets. Included in this framework is an option by which Novartis could solely commercialize AKCEA-APO(a)-LRx in exchange for Novartis paying us increased commercial milestone payments based on sales of AKCEA-APO(a)-LRx.

We will earn the next milestone payment of $25.0 million under this collaboration if Novartis reaches a specific level of enrollment related to the Phase 3 study for AKCEA-APO(a)-LRx. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx. Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will share any milestone payments and royalties equally with Ionis. AKCEA-APO(a)-LRx was recently granted Fast Track Designation by the FDA as a potential treatment for people at significant risk for cardiovascular disease due to elevated levels of lipoprotein(a), or Lp(a).

AKCEA-APOCIII-LRx

In December 2019, we received written notice from Novartis electing not to exercise its option to license AKCEA-APOCIII-LRx and terminating the strategic collaboration solely in relation to AKCEA-APOCIII-LRx.  As such, the development services performance obligation relating to AKCEA-APOCIII-LRx no longer exists and all revenue allocated to the development services revenue stream was fully recognized as of December 31, 2019.

As a result of Novartis’ election not to exercise its option, we retain the rights to further develop and commercialize AKCEA-APOCIII-LRx. We are no longer entitled to any future license fees, milestone payments or royalties from Novartis relating to AKCEA-APOCIII-LRx.

We did not recognize any revenue relating to AKCEA-APO(a)-LRx or APOCIII-LRx during the three months ended March 31, 2020, compared to $156.2 million of revenue recognized during the three months ended March 31, 2019. As of March 31, 2020 and December 31, 2019, we did not have any remaining deferred revenue related to the strategic collaboration with Novartis on our condensed consolidated balance sheet.

Collaboration and License Agreement with PTC Therapeutics

In August 2018, we entered into a collaboration and license agreement with PTC Therapeutics, or the PTC License Agreement, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries, or the PTC Territory. In addition, in April 2019, we entered into a supply agreement with PTC Therapeutics providing them the option to purchase product from us subject to terms as described in the agreement. During the three months ended March 31, 2020, we recognized revenue of $0.4 million relating to the sale of TEGSEDI to PTC Therapeutics. This amount is included in net product revenue on our condensed consolidated statement of operations.

In May 2019, we received $6.0 million from PTC Therapeutics as a result of regulatory approval of WAYLIVRA in Europe. We paid Ionis a $3.0 million sublicense fee under our Cardiometabolic License Agreement and recorded it as a cost of license in our condensed consolidated statement of operations. In October 2019, we received $4.0 million from PTC Therapeutics as a result of regulatory approval of TEGSEDI in Brazil. We paid Ionis a $2.4 million sublicense fee under our development, commercialization, collaboration and license agreement with Ionis dated March 2018, or the TTR License Agreement, and recorded it as a cost of license in our condensed consolidated statement of operations. After receiving regulatory approval for WAYLIVRA and TEGSEDI, we deemed the milestone consideration probable, therefore we updated the transaction price to include these payments and accordingly, we recognized the $6.0 million and $4.0 million as license revenue during the second and fourth quarter of 2019, respectively. Prior to receiving regulatory approvals, we fully constrained these payments because regulatory approvals are not within our control.

We are eligible to receive an additional $4.0 million for the achievement of a regulatory milestone and royalties in the mid-twenty percent range on net sales of TEGSEDI and WAYLIVRA in the PTC Territory.

PTC Therapeutics’ obligation to pay royalties to us begins on the earlier of 12 months after the first commercial sale of a product in Brazil or the date that PTC Therapeutics recognizes revenue of at least $10.0 million in the PTC Territory. PTC Therapeutics will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the market share of the product in the PTC Territory. Milestone payments and royalties that we are eligible to receive from PTC Therapeutics for TEGSEDI are split 60% to Ionis and 40% to Akcea in accordance with our TTR License Agreement. All WAYLIVRA milestone payments and royalties that we are eligible to receive from PTC Therapeutics are split equally with Ionis in accordance with our Cardiometabolic License Agreement. PTC Therapeutics is solely responsible for the commercialization of the products in the PTC Territory at its sole cost and expense, including the pursuit and maintenance of applicable regulatory approvals. Unless earlier terminated, the PTC License Agreement will continue in effect until the date on which the royalty term and all payment obligations with respect to all products in all countries in the PTC Territory have expired.

Pfizer Vupanorsen License Agreement

In October 2019, we entered into a license agreement with Pfizer, or the Pfizer Vupanorsen License Agreement, for the development and commercialization of vupanorsen (previously referred to as AKCEA-ANGPTL3-LRx). Under the terms of the Pfizer Vupanorsen License Agreement, we granted Pfizer an exclusive license to further develop, manufacture and commercialize vupanorsen worldwide, subject to our potential participation in co-commercialization. We are responsible for completing a Phase 2 study and providing quantities of API for vupanorsen.

We received a $250.0 million upfront payment in the fourth quarter of 2019 from Pfizer. We issued 6,873,344 shares of our common stock to Ionis as payment of the $125.0 million sublicense fee due under our Cardiometabolic License Agreement with Ionis.

At commencement of the Pfizer Vupanorsen License Agreement, we identified the following three distinct performance obligations:

•	License to develop and commercialize vupanorsen and the related know-how;

•	Development activities for vupanorsen; and

•	API for vupanorsen.

We considered the manufacturing capabilities of Pfizer and the fact that manufacturing services are not proprietary and can be provided by another third party to conclude that the license has stand-alone functionality and is distinct. Further, the development activities and the supply of API are distinct because Pfizer or another third party could provide these items without our assistance.

We determined the transaction price for the Pfizer Vupanorsen License Agreement to be $250.0 million comprised of the upfront payment we received. None of the development or regulatory milestone payments under this agreement were included in the upfront transaction price as all future payments were fully constrained.

Based on the distinct performance obligations under the Pfizer Vupanorsen License Agreement, we allocated the $250.0 million transaction price based on the relative stand-alone selling prices of each of our performance obligations as follows:

•	$245.6 million for the transfer of the license of vupanorsen and the related know-how;

•	$2.2 million for the development services for vupanorsen; and

•	$2.2 million for the delivery of vupanorsen API.

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

•

We are satisfying the development services performance obligation for vupanorsen as the research and development services are performed. The development services performance obligation consists of us completing the Phase 2 clinical trial in non-alcoholic fatty liver disease. We expect development services related to this trial to be completed by mid-2020. We recognize revenue related to development services performed using an input method by calculating costs incurred to date at each period end relative to total costs expected to be incurred. Pfizer is responsible for conducting and funding all future development, regulatory and commercialization activities for vupanorsen once we complete the Phase 2 program; and

•	We recognized the amount attributed to the vupanorsen API supply when we delivered the API to Pfizer in the fourth quarter of 2019.

In addition, we are eligible to receive up to $1.3 billion in milestone payments, including up to $205.0 million for the achievement of development milestones, up to $250.0 million for the achievement of regulatory milestones and up to $850.0 million for the achievement of commercialization milestones. We will achieve the next milestone payment of $75.0 million when Pfizer advances vupanorsen. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of vupanorsen. Pfizer will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will share any milestone payments and royalties equally with Ionis.

During the three months ended March 31, 2020, we recognized $0.6 million of revenue that was in our beginning deferred revenue balance.  Our condensed consolidated balance sheet at March 31, 2020 and December 31, 2019 included deferred revenue of $0.7 million and $1.3 million, respectively, related to our development services obligation under the Pfizer Vupanorsen License Agreement.

5.	Investments and Fair Value Measurements

Investments

As of March 31, 2020 and December 31, 2019, we primarily invested our excess cash in money market funds and debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody’s, S&P or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following is a summary of our investments at March 31, 2020 and December 31, 2019 (in thousands):

		Gross Unrealized		Estimated
March 31, 2020	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$112,967	$14	$(414)	$112,567
Debt securities issued by U.S. government agencies	85,776	558	—	86,334
Total securities with a maturity of one year or less	$198,743	$572	$(414)	$198,901

Corporate debt securities	$40,202	$45	$(175)	$40,072
Debt securities issued by U.S. government agencies	38,596	417	(4)	39,009
Total securities with a maturity of one to two years	78,798	462	(179)	79,081
Total available-for-sale securities	$277,541	$1,034	$(593)	$277,982

		Gross Unrealized		Estimated
December 31, 2019	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$105,679	$40	$(23)	$105,696
Debt securities issued by U.S. government agencies	38,970	30	(6)	38,994
Total securities with a maturity of one year or less	$144,649	$70	$(29)	$144,690

Corporate debt securities	$2,033	$5	$-	$2,038
Debt securities issued by U.S. government agencies	14,079	—	(3)	14,076
Total securities with a maturity of one to two years	16,112	5	(3)	16,114
Total available-for-sale securities	$160,761	$75	$(32)	$160,804

We recorded unrealized gains and losses related to the securities listed above as of March 31, 2020 and December 31, 2019. We believe that the decline in value of certain of these securities is temporary and primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold these securities to maturity. Therefore, we anticipate a full recovery of the amortized cost basis of these securities at maturity.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorized all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

Fair Value Measurements

The following tables present the investments we held at March 31, 2020 and December 31, 2019 that are regularly measured and carried at fair value. The table segregates our investments by level within the fair value hierarchy of valuation techniques used to determine their fair value (in thousands):

	At March 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$119,699	$119,699	$—
Corporate debt securities (3)	152,639	—	152,639
Debt securities issued by U.S. government agencies (2)	125,343	—	125,343
Total	$397,681	$119,699	$277,982

	At December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$285,510	$285,510	$—
Corporate debt securities (2)	107,735	—	107,735
Debt securities issued by U.S. government agencies (3)	53,069	—	53,069
Total	$446,314	$285,510	$160,804

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.
(2)

At March 31, 2020 and December 31, 2019, $20.0 million and $4.0 million, respectively, was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(3)	Included in short-term investments on our condensed consolidated balance sheet.

6.	Property, Plant and Equipment

The following table presents property and equipment, at cost, and related accumulated depreciation (in thousands):

	March 31,	December 31,
	2020	2019
Furniture and fixtures	$1,611	$1,611
Computer equipment and software	345	289
Manufacturing equipment	439	416
Leasehold improvements	4,264	3,955
Total property and equipment, at cost	6,659	6,271
Less accumulated depreciation and amortization	(1,222)	(1,010)
Total property and equipment, net	$5,437	$5,261

We recorded depreciation expense of $0.2 million for each of the three months ended March 31, 2020 and 2019. As part of the operating lease for our corporate headquarters, the landlord provided a tenant improvement allowance of $3.6 million, which is included in leasehold improvements.

7.	Inventories

Prior to the regulatory approval of our medicines, we incur expenses for the manufacturing of drug product that could potentially be available to support the commercial launch of our products. We record all such costs as research and development expenses until the first reporting period when regulatory approval has been received or is otherwise considered probable.

WAYLIVRA inventory-related costs incurred subsequent to April 1, 2019 and TEGSEDI inventory-related costs incurred subsequent to July 1, 2018 are reflected as inventories on our condensed consolidated balance sheet at the lower of cost or net realizable value under the first-in, first-out, or FIFO, basis. At March 31, 2020, a majority of our physical inventory for WAYLIVRA and a portion of our physical inventory for TEGSEDI included API that we produced prior to regulatory approval. As such, there is no cost basis for this API as we previously expensed the related costs as research and development expenses.

We periodically analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements as cost of product sales. The determination of whether inventory costs will be realizable requires estimates by our management and if actual market conditions are less favorable than projected by our management, additional write-downs of inventory may be required which would be recorded as a cost of product sales in the condensed consolidated statement of operations.

The following table presents inventories (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$10,476	$6,520
Work in process	2,646	2,039
Finished goods	601	258
Total inventories	$13,723	$8,817

8.	Intangible Assets, net

The following table presents intangible assets (in thousands):

	March 31,	December 31,	Estimated
	2020	2019	useful life
Acquired and in-licensed rights	$2,262	$2,262	7 - 21 Years
Capitalized regulatory approval milestones	90,000	90,000	16 Years
Less accumulated amortization	(10,673)	(9,211)
Total intangible assets, net	$81,589	$83,051

We recorded $1.5 million and $1.4 million in amortization expense related to intangible assets during the three months ended March 31, 2020 and 2019, respectively. Estimated future amortization expense for intangible assets as of March 31, 2020 is as follows (in thousands):

Years ended December 31,	Intangible Assets
Remainder of 2020	$4,417
2021	5,861
2022	5,856
2023	5,843
2024	5,822
Thereafter	53,790
$81,589

The weighted average remaining amortizable life of our patents was 10.7 years at March 31, 2020.

For additional detail of our license agreements with Ionis, see Note 9, License Agreements and Services Agreement with Ionis.

9.	License Agreements and Services Agreement with Ionis

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

Cardiometabolic Development, Commercialization and License Agreement

Our Cardiometabolic License Agreement with Ionis granted exclusive rights to us to develop and commercialize WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-APOCIII-LRx, and vupanorsen, which are collectively referred to as the Lipid Medicines. Ionis granted us an exclusive license to certain patents to develop and commercialize products containing the Lipid Medicines. Ionis also granted us a non-exclusive license to the Ionis antisense platform technology for us to develop and commercialize products containing the Lipid Medicines. Ionis also granted us non-exclusive rights to manufacture the Lipid Medicines in our own facility or at a contract manufacturer. As part of this agreement, both companies agreed not to work with any other parties to develop or commercialize other RNA-targeting medicines that are designed to inhibit any of the Lipid Medicine targets so long as we are developing or commercializing the Lipid Medicines.

We and Ionis share development responsibilities for the Lipid Medicines, other than the medicines licensed to Novartis and to Pfizer. We pay Ionis for the research and development expenses it incurs on our behalf, which include both external and internal expenses. External research and development expenses include costs for contract research organizations, or CROs, costs to conduct nonclinical and clinical studies on our medicines, costs to acquire and evaluate clinical study data, such as investigator grants, patient screening fees and laboratory work, and fees paid to consultants. Internal research and development expenses include costs for the work that Ionis' research and development employees perform for us. Ionis charges us a full-time equivalent, or FTE, rate that covers personnel-related expenses, including salaries and benefits, plus an allocation of facility-related expenses, including rent, utilities, insurance and property taxes, for those development employees who work either directly or indirectly on the development of our medicines. We also pay Ionis for the API and drug product we use in our nonclinical and clinical studies for all of our medicines. Ionis manufactures the API for us and charges us a price per gram consistent with the price Ionis charges its pharmaceutical partners, which includes the cost for direct materials, direct labor and overhead required to manufacture the API. If we need the API filled in vials or prefilled syringes for our clinical studies and Ionis contracts with a third party to perform this work, Ionis charges us for the resulting cost.

As we commercialize each of the Lipid Medicines, other than medicines licensed to Novartis and to Pfizer, we pay Ionis royalties in the mid-teens to the mid-twenty percent range on sales related to the Lipid Medicines that we sell. If we sell a Lipid Medicine for a Rare Disease Indication (defined in the agreement as less than 500,000 patients worldwide or an indication that required a Phase 3 program of less than 1,000 patients and less than two years of treatment), we will pay a higher royalty rate to Ionis than if we sell a Lipid Medicine for a Broad Disease Patient Population (defined in the agreement as more than 500,000 patients worldwide or an indication that required a Phase 3 program of 1,000 or more patients and two or more years of treatment). Other than with respect to AKCEA-APO(a)-LRx licensed to Novartis under the collaboration agreement with Novartis and vupanorsen licensed to Pfizer under the license agreement with Pfizer, if our annual sales reach $500.0 million, $1.0 billion and $2.0 billion, we will be obligated to pay Ionis sales milestones in the amount of $50.0 million for each sales milestone reached by each Lipid Medicine. If and when triggered, we will pay Ionis each of these sales milestones over the subsequent 12 quarters in equal payments. We share 50% of payments we receive from Novartis and Pfizer with Ionis.

We may terminate this agreement if Ionis is in material breach of the agreement. Ionis may terminate this agreement if we are in material breach of the agreement. In each circumstance the party that is in breach will have an opportunity to cure the breach prior to the other party terminating this agreement.

In the first quarter of 2017, we entered into letter agreements with Ionis to reflect the agreed upon payment terms with respect to the upfront option payment that we received from Novartis and to allocate the premium that Novartis paid for Ionis' common stock in connection with our strategic collaboration with Novartis. In the fourth quarter of 2019, we entered into a letter agreement with Ionis to reflect the agreed upon payment terms with respect to the upfront license fee we received from Pfizer in connection with our license agreement with Pfizer. For additional detail regarding our strategic collaboration with Novartis and license agreement with Pfizer, see Note 4, Revenue from Collaboration and License Agreements.

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

As consideration for the grant of rights under the TTR License Agreement, we paid an upfront license fee of $150.0 million, which was paid through the issuance of 8 million shares of our common stock priced by reference to a trading average at the time of execution of the agreements. In addition, we are obligated to make milestone payments to Ionis in connection with the achievement of certain development, regulatory and commercialization events. These milestone payments include up to $110.0 million, if all TEGSEDI regulatory approval milestones are met; up to $145.0 million, if all AKCEA-TTR-LRx regulatory milestones are met; and a total of $1.3 billion, in the form of seven milestone payments, if all sales milestones for the combined products are met. We can elect to pay each milestone payment in cash or shares of our common stock and Ionis may require payment in shares of common stock up until the achievement of the milestone event for aggregate worldwide annual net sales of $750.0 million for the products. Subsequent to the achievement of the milestone event for aggregate worldwide annual net sales of $750.0 million, all subsequent milestone payments must be paid in cash.

The TTR License Agreement will remain in effect until the expiration of all included payment obligations, unless earlier terminated. The TTR License Agreement can be terminated by mutual consent of us and Ionis, by either us or Ionis upon certain events, by either party upon material breach, or by us for convenience upon providing 90 days written notice to Ionis. Upon termination, all rights received under the TTR License Agreement will terminate.

To support the commercialization of TEGSEDI and AKCEA-TTR-LRx, Ionis purchased 10.7 million shares of our common stock in 2018 for $200 million under the Ionis SPA.

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

In connection with the transaction, we purchased $4.7 million of commercial TEGSEDI inventory held by Ionis. In addition, in the first quarter of 2019 we purchased $13.5 million of clinical TEGSEDI material held by Ionis. Prospectively we are responsible for the procurement of all additional inventory. The inventory and clinical material did not have a carrying value on the books of Ionis at the time of purchase. As such, in accordance with the accounting guidance for common control transactions above, we recorded the purchase of this commercial inventory and clinical material as a reduction of additional paid in capital as this amount represented a cash distribution to Ionis. Accordingly, we included this amount as a distribution to Ionis for purposes of net (loss) income per share and we applied the two–class method as discussed in Note 11, Basic and Diluted Net (Loss) Income Per Share.

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

On July 11, 2018, we received regulatory approval for TEGSEDI in the E.U. for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. As a result of the regulatory approval in the E.U., on August 3, 2018 we issued 1,597,571 shares of our common stock to Ionis as payment of the $40.0 million regulatory approval milestone for TEGSEDI. We capitalized this regulatory approval milestone payment as a licensed intangible asset on our condensed consolidated balance sheet as the amount is expected to be recoverable through future cash flows.

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

Both milestone payments are being amortized to cost of sales on a straight-line basis over the licensed assets’ expected useful life of approximately 16 years from the date of the initial regulatory approval milestone achievement. Amortization expense for the TTR intangible assets was $1.4 million for each of the three months ended March 31, 2020 and 2019.

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

In the first quarter of 2019, the profit sharing provisions for TEGSEDI under the TTR License Agreement with Ionis became effective. As we are the principal for all commercial activities related to the TTR License Agreement, we record all commercial activities related to TEGSEDI on a gross basis in our condensed consolidated statement of operations, including revenue, cost of sales and sales and marketing expenses. The Ionis share of commercialization costs for TEGSEDI is separately presented within operating expenses in our condensed consolidated statement of operations under the caption “Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.” As we are a collaborator with Ionis for the execution of TTR development activities, we record all research and development expenses on a net basis representing our proportionate share of total costs incurred by Ionis and us. Accordingly, only our share of total costs incurred related to development activities under the TTR License Agreement is presented within research and development expense in our condensed consolidated statement of operations.

A summary of the loss share related to the commercial activities under the TTR License Agreement is as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Net losses incurred by the collaboration related to the commercial activities under the TTR License Agreement	$(11,802)	$(15,098)
Ionis' share of commercial losses under the TTR License Agreement reflected in our condensed consolidated statement of operations	(7,051)	(9,056)
Akcea's share of commercial losses under the TTR License Agreement reflected in our condensed consolidated statement of operations	(4,751)	(6,042)

A summary of the development expenses related to the TTR Agreement is as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Total development expense incurred by the collaboration related to development activities under the TTR License Agreement	$(18,331)	$(14,380)
Akcea's share of TTR development expense reflected in research and development expense in our condensed consolidated statement of operations	$(8,190)	$(6,133)

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

Our services agreement with Ionis is designed to be flexible to adjust for our increasing capabilities in various functions. Under the services agreement, Ionis provides us certain services, including, without limitation, general and administrative support services and development support services. Ionis allocated a certain percentage of personnel to perform the services that it provides to us based on its good faith estimate of the required services. We pay Ionis for these allocated costs, which reflect the Ionis FTE rate for the applicable personnel, plus out-of-pocket expenses, such as occupancy costs, associated with the FTEs allocated to providing us these services. We do not pay a mark-up or profit on the external or internal expenses Ionis bills to us. Ionis invoices us quarterly for all amounts due under the services agreement and payments are due within 30 days of the receipt of an invoice.

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

Pursuant to our various agreements with Ionis, at March 31, 2020 and December 31, 2019, Ionis owed us $2.4 million and $3.2 million, respectively.

The following table summarizes the amounts recorded related to transactions with Ionis including amounts related to the TTR License Agreement for the following periods (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Services performed by Ionis	$1,903	$1,075
Sublicensing expenses	—	75,000
Out-of-pocket expenses paid by Ionis	585	1,571
Royalty expense	804	—
Less: commercial share of loss in connection with the TTR license transaction	(6,898)	(9,056)
Less: R&D share of loss (income) in connection with the TTR license transaction	1,174	(796)
Total operating (income) expenses generated by transactions with Ionis	(2,432)	67,794
Plus: distribution to Ionis	—	13,492
Total net charges generated by transactions with Ionis	(2,432)	81,286
(Receivable) payable balance (from) to Ionis at the beginning of the period	(3,231)	18,901
Less: total amounts received from (paid to) Ionis during the period	3,231	(32,393)
Less: non-cash sublicensing expenses	—	(75,000)
Total amount (receivable) from Ionis at period end	$(2,432)	$(7,206)

10.	Stock-Based Compensation

Stock Plans

2015 Equity Incentive Plan

As of March 31, 2020, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2015 Equity Incentive Plan, or 2015 Plan, was 18,500,000 shares. The 2015 Plan also provides for the grant of nonstatutory stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, restricted stock awards and restricted stock unit awards, or RSUs. At March 31, 2020, a total of 10,645,227 stock options were outstanding, of which 3,463,767 were exercisable, 1,535,512 RSU awards were outstanding, and 1,479,402 shares were available for future grant under the 2015 Plan.

2017 Employee Stock Purchase Plan

On January 1, 2020, 500,000 shares of common stock were added to the 2017 Employee Stock Purchase Plan, or 2017 ESPP. In accordance with the provisions of our 2017 ESPP, the number of shares of our common stock reserved for issuance under the 2017 ESPP automatically increases on January 1st of each calendar year. Under the 2017 ESPP, participating employees can elect to have a portion of their base pay withheld during a consecutive payment period for the purchase of shares of our common stock. At the conclusion of each offering period, participating employees can purchase shares of our common stock at 85% of the lesser of the closing price at the beginning or at the end of the period. As of March 31, 2020, the aggregate number of shares of common stock reserved under the 2017 ESPP was 2,000,000 and we had 1,893,951 shares available for future issuance under the 2017 ESPP. During the three months ended March 31, 2020, 34,774 shares were issued under our 2017 ESPP. At March 31, 2020, accrued compensation included $0.1 million of 2017 ESPP contributions for which we anticipate issuing the related shares in the third quarter of 2020.

Stock-based Compensation Expense

We measure stock-based compensation expense for equity-classified awards related to stock options, RSUs and stock purchase rights under our 2017 ESPP based on the estimated fair value of the award on the date of grant. We recognize the value of the portion of the award that we ultimately expect to vest as stock-based compensation expense over the requisite service period in our condensed consolidated statement of operations. We reduce stock-based compensation expense for estimated forfeitures at the time of grant and revise in subsequent periods if actual forfeitures differ from those estimates.

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our 2017 ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. As we do not have sufficient historical information, we use the simplified method for estimating the expected term. Under the simplified method, we calculate the expected term as the average time-to-vesting and the contractual life of the options. As we gain additional historical information, we will transition to calculating our expected term based on our exercise patterns. For the three months ended March 31, 2020 and 2019, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.5%	2.5%
Dividend yield	0.0%	0.0%
Volatility	73.6%	76.4%
Expected life	6.1 years	6.1 years

Board of Directors Stock Options (1):

Three Months Ended March 31,
2020
Risk-free interest rate	1.5%
Dividend yield	0.0%
Volatility	73.3%
Expected life	6.3 years

(1)	We did not grant stock options to our Board of Directors in the first quarter of 2019.

2017 ESPP:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.0%	2.5%
Dividend yield	0.0%	0.0%
Volatility	71.9%	64.1%
Expected life	6 months	6 months

The following table summarizes stock-based compensation expense for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of sales - product	$237	$118
Research and development expenses	1,349	3,921
Selling, general and administrative expenses	5,696	14,521
Total	$7,282	$18,560

As of March 31, 2020, total unrecognized, estimated non-cash stock-based compensation expense related to non-vested stock options and RSUs was $42.9 million and $18.9 million, respectively. We will adjust total unrecognized compensation cost for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to non-vested stock options and RSUs over a weighted average amortization period of 1.6 years and 2.8 years, respectively.

11.	Basic and Diluted Net (Loss) Income Per Share

In the first quarter of 2019, we purchased inventory from Ionis and the amount paid to Ionis was in excess of Ionis’ carrying value of the related assets acquired. In accordance with accounting guidance for common control transactions, this distribution was treated as a dividend to Ionis; therefore, we have applied the two-class method of net (loss) income per share to reflect the allocation of this distribution to the participating Ionis common shares.

The two-class method is an earnings allocation formula that determines net (loss) income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. For the purposes of calculating net (loss) income per share under the two-class method, we have allocated the net (loss) income between common stock owned by Ionis and common stock owned by others.

Basic net (loss) income per share for each class of stock is computed by dividing total distributable (losses) income applicable to common stock owned by Ionis and common stock owned by others by the weighted-average number of common shares outstanding during the requisite period.

The following table summarizes the distributable (losses) income for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(42,850)	$27,187
Distributions to Ionis	—	(13,492)
Distributable (losses) income	$(42,850)	$13,695

The following table summarizes the reconciliation of weighted-average shares outstanding used in the calculation of basic (loss) income per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Determination of shares:
Weighted-average common shares outstanding owned by Ionis	77,094,682	68,581,967
Weighted-average common shares outstanding owned by others	24,010,388	22,126,363
Total weighted-average common shares outstanding	101,105,070	90,708,330

The following table summarizes the calculation of basic (loss) income per share for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
(Losses) income allocated to Ionis	$(32,674)	$10,354
Plus: Distribution to Ionis	—	13,492
(Losses) income available to Ionis	$(32,674)	$23,846
Weighted-average common shares outstanding owned by Ionis	77,094,682	68,581,967
Basic (loss) income per common share owned by Ionis	$(0.42)	$0.35

(Losses) income allocated to common shares owned by others	$(10,176)	$3,341
Weighted-average common shares outstanding owned by others	24,010,388	22,126,363
Basic loss per common share owned by others	$(0.42)	$0.15

For the three months ended March 31, 2020 we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

•	Options to purchase common stock;
•	Unvested RSUs; and
•	Employee Stock Purchase Plan.

For the three months ended March 31, 2019, we had net income available to our common shareholders. As a result, we computed diluted net income per share using the weighted-average number of common shares owned by Ionis, weighted-average number of common shares owned by others and dilutive common equivalent shares outstanding during the period.

The following table summarizes the reconciliation of weighted-average shares outstanding and diluted common equivalent shares used in the calculation of diluted income per share for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Determination of shares:
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

The following table summarizes the calculation of diluted income per share for the three months ended March 31, 2019 (in thousands, except per share amounts):

Three Months Ended March 31, 2019
Income allocated to Ionis	$9,978
Plus: Distribution to Ionis	13,492
Income available to Ionis	$23,470
Weighted-average common shares outstanding owned by Ionis	68,581,967
Diluted income per common share owned by Ionis	$0.34

Income allocated to common shares owned by others, plus assumed conversions	$3,717
Weighted-average common shares outstanding owned by others, plus assumed conversions	25,545,975
Diluted income per common share owned by others	$0.15

12.	Contractual Obligations and Commitments

Operating Lease

On April 5, 2018, we entered into an operating lease agreement for 30,175 square feet of office space located in Boston, Massachusetts for our corporate headquarters. The lease commencement date was August 15, 2018 and we took occupancy in September 2018. We are leasing this space under a non-cancelable operating lease with an initial term of 123 months and an option to extend the lease for an additional five-year term. We did not include the extension option in our right-of-use asset and lease liability calculation as we do not consider it reasonably certain that we would exercise the option. Under the lease agreement, we received a three-month free rent period, which commenced on August 15, 2018, and a tenant improvement allowance of $3.6 million. We provided the lessor with a letter of credit to secure our obligations under the lease in the initial amount of $2.4 million, to be reduced to $1.8 million on the third anniversary of the rent commencement date and to $1.2 million on the fifth anniversary of the rent commencement date if we meet certain conditions set forth in the lease at each such date. The letter of credit amount is included in deposits and other assets on the accompanying condensed consolidated balance sheet.

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

The following table summarizes the contractual lease obligations as of March 31, 2020 (in thousands):

Years ended December 31,	Operating Leases
Remainder of 2020	$1,877
2021	2,504
2022	2,403
2023	2,400
2024	2,395
Thereafter	9,565
Total minimum lease payments	$21,144

Purchase Commitments

Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Such obligations are related principally to inventory purchase orders based on our current manufacturing needs and require significant lead times to be fulfilled by our vendors. Purchase commitments exclude agreements that are cancelable without penalty. As of March 31, 2020, our purchase commitments for the following 12 months were $0.9 million.

13.	Income Taxes

We recorded an income tax benefit of $0.8 million for the three months ended March 31, 2020, compared to income tax expense of $0.1 million for the same period in 2019. The decrease in our income tax expense was primarily due to a tax benefit of $1.7 million recorded in the period related to the Coronavirus, Aid, Relief and Economic Security Act, or CARES Act, signed into law on March 27, 2020, which offsets income tax expense related to taxable income earned in certain foreign jurisdictions.

Under the Tax Cut and Jobs Act of 2017, or the Tax Act, federal net operating losses incurred in 2018 and in future years could be carried forward indefinitely, but the deductibility of such federal net operating losses was limited. The CARES Act temporarily removes the limitation on net operating loss deductions, resulting in the $1.7 million tax benefit recorded for the period. The limitation on the deductibility of federal net operating losses is reinstated for tax years beginning after 2020.

14.	Legal Proceedings

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

On November 11, 2019, a purported Company stockholder filed the Delaware Action in the Delaware Court of Chancery captioned City of Cambridge Retirement System v. Crooke, et al., C.A. No. 2019-0905. The plaintiff in the Delaware Action asserted claims against (i) current and former members of our board of directors; and (ii) Ionis Pharmaceuticals, Inc. (hereinafter collectively referred to as, the Defendants). The plaintiff purported to assert these claims derivatively on behalf of Akcea, which was a nominal defendant in the Delaware Action, as well as directly against the Defendants on behalf of a purported class of our stockholders. The plaintiff in the Delaware Action asserted that the Defendants breached their fiduciary duties in connection with the licensing transaction that we and Ionis entered into regarding TEGSEDI and AKCEA-TTR-LRx. The plaintiff also asserted an unjust enrichment claim against Ionis in connection with the transaction. We and the Defendants moved to dismiss the plaintiff’s complaint and, on January 31, 2020, filed briefs in support of their respective motions to dismiss. On April 7, 2020, the plaintiff in the Delaware Action voluntarily dismissed its claims. That dismissal was with prejudice only as to the individual stockholder that filed the Delaware Action. It is therefore possible that a similar action could be filed at a later date prior to the expiration of the applicable statute of limitations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Akcea,” “Company,” “we,” “our,” and “us,” means Akcea Therapeutics, Inc. and our subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our financial position, outlook, business, and the therapeutic use and commercial launch of TEGSEDI®, WAYLIVRA® and our other products in development. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “expectation,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are subject to certain risks and uncertainties, particularly risks related to our financial condition and need for additional capital, the clinical development and regulatory review and approval of our medicines, the commercialization of our medicines, our dependence on third parties to develop and commercialize our medicines, our relationship with Ionis Pharmaceuticals, Inc., our controlling stockholder, and risks related to our business and industry generally, such as risks inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings. In particular, we caution you that our forward-looking statements are subject to the ongoing and developing circumstances related to the COVID-19 Pandemic, which may have a material adverse effect on our business, operations and future financial results. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements, like all statements in the Report, speak only as of the date of this Report (unless another date is indicated). Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion and analysis should be read in conjunction with (1) our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, and (2) the audited financial statements and accompanying notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2019, which are contained in our Annual Report on the Form 10-K for the fiscal year ended on December 31, 2019 filed on March 2, 2020 with the SEC. Our consolidated financial information may not be indicative of our future performance.

Overview

We are a commercial stage biopharmaceutical company developing and marketing transformative medicines to treat patients with serious and rare diseases. Our large and potentially advancing pipeline of medicines in late-stage development and medicines on the market allows us to capitalize on our strengths in supporting patients, healthcare professionals and caregivers in treating serious and rare diseases. To optimize the value of our medicines to treat larger patient populations, we add to our own capabilities the strengths of partners to provide additional expertise, resources and commercial capabilities. We believe our strong relationship with our majority shareholder, Ionis Pharmaceuticals, Inc., or Ionis, should allow us to continue to expand our pipeline.

We have a robust portfolio of antisense medicines, both on the market and in development, covering multiple targets and diseases that we have licensed from Ionis. We are highly focused on commercializing our approved therapies, TEGSEDI and WAYLIVRA. TEGSEDI is indicated to treat adults with the polyneuropathy caused by hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, and has been approved and launched in the United States, or U.S., the European Union, or E.U. and Canada as well as approved in Brazil. WAYLIVRA is indicated as an adjunct to diet to treat adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, who are at high risk for pancreatitis, for whom response to diet and triglyceride lowering therapy has been inadequate. WAYLIVRA has been approved and launched in the E.U.

We are advancing a mature pipeline of novel medicines with the potential to treat multiple diseases. In addition to TEGSEDI and WAYLIVRA, our pipeline includes two medicines in Phase 3 clinical trials, AKCEA-APO(a)-LRx, which is partnered with Novartis Pharma AG, or Novartis, and AKCEA-TTR-LRx. We also have two additional medicines that have each completed a positive Phase 2 study, AKCEA-ANGPTL3-LRx, which is now called vupanorsen and is partnered with Pfizer, Inc., or Pfizer, and AKCEA-APOCIII-LRx. All of our medicines are based on Ionis’ antisense technology platform. Our medicines in development use Ionis' advanced LIgand Conjugated Antisense, or LICA, technology, which enhances the effective uptake and activity of these medicines in particular tissues.

We are continuing to optimize our current commercial infrastructure for TEGSEDI and WAYLIVRA, and plan to use this infrastructure for the other medicines in our pipeline. A key element of our commercial strategy is to provide the specialized, patient-centric support required to successfully address serious and rare disease patient populations. We believe our focus on treating patients with inadequately addressed serious and rare diseases allows us to partner efficiently and effectively with the specialized medical community that supports these underserved patient communities. For example, we created Akcea Connect, a drug treatment program composed of dedicated, regionally-based nurse case managers who have a wide range of medical knowledge and experience. This program offers free, private and personalized support to patients, their caregivers and their families in the U.S. Internationally, we are introducing Akcea Connect in each of the countries where our products are available with the highest level of patient and physician support allowed by local regulations. Express Scripts’ Accredo Health Group, Inc., or Accredo is our specialty pharmacy partner for the distribution of TEGSEDI in the U.S. We chose Accredo because of its experience with the unique needs of rare disease communities and its proven track record for simplifying access to therapy. Accredo has a team of specialty clinicians, pharmacists and approximately 600 field-based nurses located throughout the U.S. who are augmenting the Akcea Connect team of nurse case managers to provide support and address the needs of the hATTR amyloidosis community. To further support the hATTR amyloidosis community, we and Ambry Genetics Corporation, or Ambry, a Konica Minolta company, launched hATTR Compass™ in the U.S. and Canada, a free-of-charge, confidential genetic testing and genetic counseling program for people suspected to have hATTR amyloidosis. This program is intended to empower patients and their caregivers by providing accurate genetic information, so they can make informed decisions about their healthcare.

Our efforts to treat people with serious and rare diseases are currently focused on transthyretin amyloidosis, or ATTR amyloidosis, and cardiometabolic diseases.

ATTR

TEGSEDI is an antisense medicine designed to reduce the production of the transthyretin, or TTR protein. hATTR amyloidosis is a severe, progressive and life-threatening disease caused by the abnormal formation of the TTR protein and aggregation of TTR amyloid deposits in various tissues and organs throughout the body, including in peripheral nerves, the heart and intestinal tract. The progressive accumulation of TTR amyloid deposits in these organs often leads to intractable peripheral sensorimotor neuropathy, autonomic neuropathy and/or cardiomyopathy, as well as other disease manifestations. hATTR amyloidosis causes significant morbidity and progressive decline in quality of life, severely impacting activities of daily living. The disease often progresses rapidly and can lead to premature death. The median survival is 4.7 years following diagnosis.

We estimate that there are approximately 50,000 patients globally with hATTR amyloidosis, the majority of whom have symptoms of polyneuropathy.

TEGSEDI was discovered and developed by Ionis and was licensed by us in April 2018. In addition to TEGSEDI, we and Ionis are co-developing AKCEA-TTR-LRx for hereditary and wild-type forms of transthyretin amyloidosis, or ATTR amyloidosis. We and Ionis initiated clinical development of AKCEA-TTR-LRx in December 2018 and presented positive Phase 1 data results in September 2019. The data showed a >90% knockdown of TTR following administration in healthy volunteers and a positive safety and tolerability profile. In November 2019, we and Ionis initiated a broad Phase 3 program, starting with the NEURO-TTRansform Phase 3 clinical trial for AKCEA-TTR-LRx in patients with polyneuropathy caused by hATTR amyloidosis. In January 2020, we and Ionis announced the initiation of the CARDIO-TTRansform Phase 3 cardiovascular outcomes study for AKCEA-TTR-LRx in patients with transthyretin-mediated amyloid cardiomyopathy, or ATTR cardiomyopathy.

In April 2020, results from the ongoing, open-label extension, or OLE, study of the pivotal NEURO-TTR trial were published in the European Journal of Neurology. The primary objective of the OLE study was to evaluate the safety and tolerability of long-term dosing with TEGSEDI. Secondary objectives of the study included understanding progression based on measures such as the modified Neuropathy Impairment Score +7 (mNIS+7) and the Norfolk Quality of Life Questionnaire-Diabetic Neuropathy (Norfolk QoL-DN). Understanding changes over time in generic health-related quality of life based on the Short Form 36 Health Survey (SF-36) was an exploratory objective. This interim analysis, published in the European Journal of Neurology, shows that treatment with TEGSEDI was not associated with additional safety concerns or signs of increased toxicity in study participants treated for up to five years. Treatment with TEGSEDI resulted in continued efficacy in patients after two years. Results also showed that patients who started treatment with TEGSEDI earlier (received TEGSEDI treatment in the NEURO-TTR study) achieved greater long-term disease stabilization compared to those who switched from placebo to TEGSEDI in the OLE study.

Cardiometabolic

Our lipid/cardiometabolic medicines, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-APOCIII-LRx and vupanorsen, are all based on antisense technology developed by Ionis. WAYLIVRA was granted conditional marketing authorization approval in the E.U. on May 3, 2019 and launched in the E.U. in August 2019. We are launching WAYLIVRA across the E.U. The approval of WAYLIVRA in the E.U. followed a positive recommendation by the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. We are leveraging and optimizing our existing commercial infrastructure in Europe to market WAYLIVRA. In addition, we are focused on regulatory discussions for WAYLIVRA in the U.S. and Canada. On May 10, 2018, the U.S. Food and Drug Administration’s, or FDA’s, Endocrinologic and Metabolic Drugs Advisory Committee voted to support approval of WAYLIVRA for the treatment of people with FCS. On August 27, 2018, we and Ionis announced that we received a Complete Response Letter from the Division of Metabolism and Endocrinology Products of the FDA regarding the New Drug Application for WAYLIVRA. The FDA did not cite any new concerns beyond those described in the Advisory Committee briefing book, in which the main areas of focus were the dosing schedule and management of thrombocytopenia. We continue to feel strongly that WAYLIVRA demonstrates a favorable benefit/risk profile in people with FCS, as was reflected in the positive outcome from the Advisory Committee meeting. In November 2018, we received a Notice of Noncompliance withdrawal letter, or NON-W, from Health Canada for WAYLIVRA. Our discussions with the FDA are ongoing and we plan to refile in 2020.

FCS is a serious and rare disease caused by impaired function of the enzyme lipoprotein lipase, or LPL, and characterized by severe hypertriglyceridemia and a risk of acute pancreatitis. Further, the lives of patients with this disease are impacted daily by the associated symptoms. In our Phase 3 clinical study, we have observed consistent and substantial (>70%) decreases in triglycerides and improvements in other manifestations of FCS, including pancreatitis attacks and abdominal pain. The final study results from the Phase 3 APPROACH study were published in the August 2019 issue of The New England Journal of Medicine. We believe the safety and efficacy data from the WAYLIVRA program demonstrate a favorable risk-benefit profile for patients with FCS. The FDA and the EMA have granted orphan drug designation to WAYLIVRA for the treatment of patients with FCS.

We and Ionis completed a positive Phase 2 study, the BROADEN study, in patients with familial partial lipodystrophy, or FPL, and announced positive topline results in August 2019. People with FPL have abnormal subcutaneous fat distribution causing increased incidence of potentially life-threatening pancreatitis, diabetes, extreme insulin resistance and increased liver fat. BROADEN is a randomized, double blind, placebo-controlled study of 300 mg of WAYLIVRA administered by a subcutaneous injection in patients with FPL. In the study, WAYLIVRA met its primary endpoint demonstrating a statistically significant reduction in triglyceride levels. WAYLIVRA also met a key secondary endpoint with a statistically significant reduction in liver fat. The most common adverse events observed in WAYLIVRA-treated patients were mild or moderate in severity and included injection site reactions, nasopharyngitis, urinary tract infection and reductions in platelet levels. Based on these data, we are evaluating AKCEA-APOCIII- LRx as a potential treatment for people with FPL.

AKCEA-APO(a)-LRx completed Phase 2 in 2018 and Novartis has initiated the Phase 3 program. This medicine was recently granted Fast Track Designation by the FDA as a potential treatment for people at significant risk for cardiovascular disease due to elevated levels of lipoprotein(a), or Lp(a).

On January 22, 2020, we and Ionis announced positive topline data results from the Phase 2 study of AKCEA-APOCIII-LRx in 114 patients with hypertriglyceridemia who are at risk for or have established cardiovascular disease, or CVD. The objective of the Phase 2 multicenter, randomized, double-blind, placebo-controlled, dose-ranging study was to evaluate the safety and efficacy of different doses and dosing frequencies of AKCEA-APOCIII-LRx. The study met the primary endpoint of significant triglyceride lowering and multiple secondary endpoints with a favorable safety and tolerability profile. We plan to initiate a Phase 3 study in patients with FCS this year.

On January 28, 2020, we and Ionis announced positive topline data results from the Phase 2 study of vupanorsen in 105 patients with hypertriglyceridemia, type 2 diabetes and non-alcoholic fatty liver disease, or NAFLD.  The objective of the multicenter, randomized, double-blind, placebo-controlled, dose-ranging Phase 2 study was to evaluate the safety and efficacy of vupanorsen. The study met the primary endpoint of significant triglyceride lowering and multiple secondary endpoints with a favorable safety and tolerability profile.

COVID-19

Since December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, has spread to multiple countries, including the United States and several European countries. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, or the COVID-19 Pandemic. The impact of the COVID-19 Pandemic on the global economy and on our business continues to be a fluid situation. We responded quickly across our organization to protect the health and safety of our team, customers and patients in our clinical trials, support our partners and vendors and mitigate risk. We continue to proactively assess, monitor and respond to domestic and international developments related to the COVID-19 Pandemic, and we will implement risk-mitigation plans as needed to minimize the impact on our clinical trials, supply chain and business operations. In addition, at the recommendation of our COVID-19 task force, including international functional leadership and medical staff, we have taken steps to protect the health and welfare of our employees by temporarily closing our offices and suspending business-related travel, while continuing our efforts to serve customers and patients who rely on us.

Our marketed products are administered through self-injection in the comfort and safety of a patient’s home and do not require a patient go to an infusion center or hospital for treatment.  To date, our at-home services offered to patients on therapy have continued without interruption.

After careful review of our operations, while the ongoing and developing circumstances related to the COVID-19 Pandemic remain uncertain, we believe that we are well positioned to address challenges related to the COVID-19 Pandemic and to continue to advance both our commercial medicines and our clinical programs. We formed a multi-disciplinary COVID-19 task force to collect, monitor and analyze evolving information regarding the COVID-19 Pandemic and to make recommendations to our executive leadership team and board of directors regarding risk identification and mitigation planning. Thus far, our employees have rapidly adapted to working remotely and we are monitoring the COVID-19 Pandemic on a daily basis to ensure we have all necessary plans in place for mitigating disruptions in our operations, including our commercialization efforts, clinical programs and ongoing drug supply and nursing support for patients and clinicians. Like other companies, our clinical trials have experienced some degree of disruption due to access limitations to institutions currently impacted, and we may need to make further adjustments to clinical trials in the future to comply with evolving FDA guidance.

Our commitment to our patients, their caregivers and clinicians on the front lines managing serious and rare diseases is unwavering and our goal is to keep our existing patients on our medicines safely and support the initiation of appropriate new patients onto our medicines.

Commercial Infrastructure and Strategic Collaborations

We continue to optimize our current commercial infrastructure for TEGSEDI and WAYLIVRA, and plan to use this infrastructure for the other medicines in our pipeline. Depending on the geographic region, the number of patients impacted by the diseases we are treating and the regulatory environment of the local countries, we may choose to build out the commercial infrastructure ourselves, or to partner with another company for commercial sales and distribution. In August 2018, we entered into a license agreement with PTC Therapeutics International Limited, or PTC Therapeutics, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. A key element of our commercial strategy is to provide the specialized, patient-centric support required to successfully address rare disease patient populations. We believe our focus on treating patients with inadequately addressed serious and rare diseases will allow us to partner efficiently and effectively with the specialized medical community that supports these underserved patient communities.

To maximize the commercial potential of AKCEA-APO(a)-LRx, which was recently granted Fast Track Designation by the FDA, we have a strategic collaboration with Novartis. In February 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. Novartis is now responsible for all development and commercialization activities for this medicine, subject to our potential participation in co-commercialization. Novartis initiated the Lp(a) HORIZON study, a Phase 3 study of AKCEA-APO(a)-LRx in patients with established cardiovascular disease, or CVD, and elevated levels of lipoprotein(a), or Lp(a). Lp(a) HORIZON is a global CVD outcomes study in which Novartis plans to enroll more than 7,500 patients. We believe Novartis brings significant resources and expertise to the collaboration that can accelerate our ability to deliver this potential therapy to the large population of patients who have high cardiovascular risk due to elevated Lp(a).

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

In October 2019, we entered into a collaboration with Pfizer, which has a potential aggregate transaction value of up to $1.6 billion, plus royalties, which we will share equally with Ionis. The calculation of potential aggregate transaction value assumes that Pfizer successfully develops and achieves regulatory approval for vupanorsen in multiple indications in the U.S., E.U. and Japan, and that Pfizer achieves pre-specified sales targets with respect to vupanorsen. As part of this agreement, we received an upfront payment of $250.0 million from Pfizer in November 2019, of which we paid Ionis $125.0 million as a sublicense fee in the form of 6,873,344 shares of our common stock. In addition to the upfront payment, we are eligible to receive up to $1.3 billion in milestone payments, including up to $205.0 million for the achievement of development milestones, up to $250.0 million for the achievement of regulatory milestones and up to $850.0 million for the achievement of commercialization milestones. Akcea has the right, at its option, to participate in commercialization activities with Pfizer in the United States and certain additional markets on pre-defined terms and based on meeting pre-defined criteria. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of vupanorsen, and Pfizer will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will achieve the next payment of $75.0 million when Pfizer advances vupanorsen.

Our total revenue for the first three months of 2020 was $16.1 million. Our net loss for the first three months of 2020 was $42.9 million. Such net loss resulted from costs incurred in developing TEGSEDI, WAYLIVRA and the other medicines in our pipeline, commercializing TEGSEDI and WAYLIVRA and general and administrative activities associated with our operations, offset in part by our revenue and our loss sharing agreement with Ionis. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. The transition to profitability is dependent upon the successful development, approval and commercialization of our products and product candidates and the achievement of a level of revenue adequate to support our cost structure. We incur meaningful expenses to support commercialization, including manufacturing, marketing, sales and distribution functions.

As of March 31, 2020, we had cash, cash equivalents and investments of $421.3 million. We plan to use our cash, cash equivalents and investments on hand as of March 31, 2020 to further our commercialization efforts for TEGSEDI and WAYLIVRA and continue the advancement of our pipeline medicines.

Our Relationship with Ionis

Ionis formed Akcea as a wholly owned subsidiary to complete development of and to commercialize Ionis’ medicines to treat lipid disorders. We began business operations in January 2015 and we licensed our cardiometabolic franchise from Ionis at the beginning of 2015. Prior to licensing these medicines, Ionis’ employees performed all of the development, regulatory and manufacturing activities for these medicines either themselves or through third-party providers. As such, Ionis incurred all of the expenses associated with these activities and reported them in its condensed consolidated financial statements. We licensed TEGSEDI and AKCEA-TTR-LRx from Ionis in April 2018. Prior to this date, Ionis had been advancing these medicines in development and incurring the expenses for those activities. Under our license agreements with Ionis, Ionis continues to conduct certain development, regulatory and manufacturing activities for our medicines and charges us for this work. As of March 31, 2020, Ionis owned approximately 76 percent of our outstanding stock. As a result, we are controlled by Ionis and are a “controlled company” under the marketplace rules of the Nasdaq Stock Market, or Nasdaq.

Recent Events

On April 22, 2020, Novartis announced that AKCEA-APO(a)-LRx was granted Fast Track Designation by the FDA as a potential treatment for people at significant risk for cardiovascular disease due to elevated levels of lipoprotein(a), or Lp(a).

On April 24, 2020, we appointed Robert Dolski, Vice President, Finance as Principal Financial and Accounting Officer.

On April 1, 2020, our former Chief Financial Officer resigned his position.

On March 19, 2020, Damien McDevitt, Ph.D., a member of our board of directors and interim Chief Executive Officer, was appointed as Chief Executive Officer.

On March 6, 2020, we appointed Joshua Patterson, Vice President, Legal and Corporate Secretary as General Counsel.

On February 13, 2020, we appointed Amber Salzman, Ph.D. as a member of the Company’s Board of Directors.

Critical Accounting Policies

The accounting policies we followed in the preparation of our interim condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q are consistent in all material respects with those included in Note 2 of our Annual Report on the Form 10-K for the fiscal year ended on December 31, 2019 and Note 2 in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Comparison of the three months ended March 31, 2020 and 2019

Revenue

The following table sets forth our revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Product revenue	$15,159	$6,754
Research and development and license revenue under collaborative agreements	915	157,062
Total revenue	$16,074	$163,816

Product revenue. For the three months ended March 31, 2020, we generated $15.2 million of product revenue from the sales of TEGSEDI in the U.S. and E.U. and sales of WAYLIVRA in the E.U. For the three months ended March 31, 2019, we generated $6.8 million of product revenue from the sales of TEGSEDI in the U.S. and E.U.

Research and development and license revenue. For the three months ended March 31, 2020, we recognized $0.9 million of research and development and license revenue primarily from our collaboration with Pfizer for vupanorsen. For the three months ended March 31, 2019, we recognized $157.1 million of research and development and license revenue related solely to our collaboration with Novartis. The decrease in research and development revenue was primarily the result of the $150.0 million license fee we received in the first quarter of 2019 from Novartis upon exercise of its option to license AKCEA-APO(a)-LRx.

Cost of sales and license expense

The following table sets forth our cost of sales and license expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of sales - product	$3,127	$923
Cost of sales - intangible asset amortization	1,419	1,403
Total cost of sales, excluding non-cash stock-based compensation expense	4,546	2,326
Non-cash stock-based compensation expense	237	118
Total cost of sales	$4,783	$2,444

Cost of sales - product. Product expense of $3.1 million for the three months ended March 31, 2020, compared to $0.9 million for the three months ended March 31, 2019, consisted of period costs and certain fixed costs related to the sales of TEGSEDI and WAYLIVRA. We expense costs associated with the manufacture of our products as research and development expense prior to regulatory approval. Certain product costs of TEGSEDI and WAYLIVRA sold during the three months ended March 31, 2020 and 2019 were incurred prior to the regulatory approval for these products and therefore were not included in cost of sales during these periods. We expect cost of sales to increase as we deplete inventories that were previously expensed prior to regulatory approval. The cost of units sold during the period for which there was no cost basis was $0.6 million for the three months ended March 31, 2020 and $0.3 million for the three months ended March 31, 2019. All amounts described exclude non-cash compensation expense related to equity awards.

Cost of sales - intangible asset amortization. For each of the three months ended March 31, 2020 and 2019, intangible asset amortization was $1.4 million and consisted of amortization of intangible assets recorded as a result of the achievement of TEGSEDI regulatory milestones in the U.S. and E.U.

Research and development expense

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
External TEGSEDI expenses	$2,104	$2,827
External WAYLIVRA expenses	1,125	2,287
Loss share under TTR license agreement with Ionis Pharmaceuticals	1,174	(796)
Other external research and development projects expenses	2,066	7,016
Research and development personnel and overhead expenses	9,537	9,364
Sublicensing expenses	—	75,000
Total research and development expenses, excluding non-cash stock-based compensation expense	16,006	95,698
Non-cash stock-based compensation expense	1,349	3,921
Total research and development expenses	$17,355	$99,619

Research and development expenses were $16.0 million for the three months ended March 31, 2020 compared to $95.7 million for the same period in 2019. The decrease in research and development expenses was primarily due to sublicensing expense of $75.0 million due to Ionis related to the Novartis option exercise for AKCEA-APO(a)-LRx in the first quarter of 2019 and a decrease in development activities related to vupanorsen. All amounts described exclude non-cash compensation expense related to equity awards.

Selling, general and administrative expense

The following table sets forth our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Selling, general and administrative expenses	$40,550	$30,081
Non-cash stock-based compensation expense	5,696	14,521
Total selling, general and administrative expenses	$46,246	$44,602

Selling, general and administrative expenses were $40.6 million for the three months ended March 31, 2020 compared to $30.1 million for the three months ended March 31, 2019. Our selling, general and administrative expenses increased due to the advancement of commercialization activities necessary to launch TEGSEDI in the U.S., E.U. and Canada, and launch WAYLIVRA in the E.U. All amounts described exclude non-cash compensation expense related to equity awards.

Non-cash stock-based compensation expense decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to the departures of certain members of senior management and certain members of our board of directors, as well as an increase in our forfeiture rate estimates.

Net Loss Share

For the three months ended March 31, 2020 and 2019, we recorded $7.1 million and $9.1 million of net loss share, respectively, related to TEGSEDI commercial activities in accordance with the TTR License Agreement with Ionis. This decrease in net loss share is due to an increase in product revenue for TEGSEDI.

Other income and other expense

Investment income. Investment income for the three months ended March 31, 2020 totaled $1.8 million compared to $1.2 million for the same period in 2019. The increase in investment income was primarily due to a higher average investment balance during 2020 compared to 2019.

Income tax benefit (expense)

We recorded an income tax benefit of $0.8 million for the three months ended March 31, 2020 compared to income tax expense of $0.1 million for the same period in 2019. The decrease in our income tax expense was primarily due to a tax benefit of $1.7 million recorded in the period related to the Coronavirus, Aid, Relief and Economic Security Act, or CARES Act, signed into law on March 27, 2020, which offset income tax expense related to taxable income earned in certain foreign jurisdictions.

Under the Tax Cut and Jobs Act of 2017, or the Tax Act, federal net operating losses incurred in 2018 and in future years could be carried forward indefinitely, but the deductibility of such federal net operating losses was limited. The CARES Act temporarily removes the limitation on net operating loss deductions, resulting in the $1.7 million tax benefit recorded for the period. The limitation on the deductibility of federal net operating losses is reinstated for tax years beginning after 2020.

Net (Loss) Income and Net (Loss) Income Per Share

Net loss for the three months ended March 31, 2020 was $42.9 million compared to net income of $27.2 million for the same period in 2019. Net income in the first quarter of 2019 was primarily due to the $150.0 million license fee we received from Novartis during the period. A similar transaction did not occur in the first quarter of 2020 and therefore we transitioned to a net loss. Basic and diluted net loss per common share owned by Ionis and owned by others for the three months ended March 31, 2020 were both $0.42. Basic net income per common share owned by Ionis and owned by others for the three months ended March 31, 2019 was $0.35 and $0.15, respectively. Diluted net income per common share owned by Ionis and owned by others for the three months ended March 31, 2019 was $0.34 and $0.15, respectively.

Liquidity and Capital Resources

At March 31, 2020 we had cash, cash equivalents and investments of $421.3 million and an accumulated deficit of $524.1 million compared to cash, cash equivalents and investments of $463.7 million and an accumulated deficit of $481.3 million at December 31, 2019.

At March 31, 2020, we had working capital of $422.6 million compared to working capital of $454.9 million at December 31, 2019. Working capital decreased in 2020 primarily due to a decrease in cash which was used primarily for operating activities and, to a lesser degree, for purchases of inventory. As of March 31, 2020, our receivable from Ionis was $2.4 million under our agreements with Ionis.

In February 2019, we earned a license fee of $150.0 million related to Novartis’ option exercise of AKCEA-APO(a)-LRx, of which we owed Ionis $75.0 million as a sublicense fee that we settled through the issuance of 2,837,373 shares of our common stock in March 2019. See Note 4, Revenue from Collaboration and License Agreements, and Note 9, License Agreements and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our collaboration with Novartis and Cardiometabolic License Agreement with Ionis.

In October 2019, we entered into an agreement with Pfizer for the development and commercialization of vupanorsen as discussed in Note 4, Revenue from Collaboration and License Agreements. As a result, we received a license fee of $250.0 million in November 2019, of which we issued 6,873,344 shares of our common stock to Ionis as payment of the $125.0 million sublicense fee.

TEGSEDI is approved in the U.S., E.U., Canada and Brazil and we are continuing our commercialization efforts in these regions. We began to generate product revenue from TEGSEDI sales in the fourth quarter of 2018. WAYLIVRA is approved in the E.U. and we are advancing our commercialization efforts in that region. We began to generate product revenue from WAYLIVRA sales in the third quarter of 2019.

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

Future Funding Requirements

We expect that our cash, cash equivalents and investments of $421.3 million as of March 31, 2020, together with cash expected to be generated from sales of TEGSEDI and WAYLIVRA, will be sufficient to fund our operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through additional financing in the future including, but not limited to, through the issuance of our common stock, other equity or debt financings or collaborations or partnerships with other companies. In any event, we may not generate significant revenue from product sales or our license and collaboration agreements prior to the use of our existing cash, cash equivalents and investments. We do not have any committed external sources of funds. We cannot provide assurances that financing will be available when and as needed, particularly if the COVID-19 Pandemic continues to disrupt global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require it, this could have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience a dilution of their ownership and such dilution could be substantial.

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

•

other potential delays in commercializing or marketing our products related to the COVID-19 Pandemic, including delays in receiving regulatory approvals by the FDA and comparable foreign regulatory authorities, delays in necessary interactions with local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees, or refusals to accept data from clinical trials conducted in affected geographies;

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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 2, 2020.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain short-term investments. We place our cash equivalents and short-term investments with reputable financial institutions. We primarily invest our excess cash in money market funds and debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Moody's, Standard & Poor's or Fitch, respectively. We have established guidelines relative to diversification and maturities that are designed to maintain liquidity and mitigate risk. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising liquidity. We typically hold our investments for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Foreign Exchange Risk

Our results of operations are subject to foreign currency exchange rate fluctuations as we have foreign subsidiaries, Akcea Therapeutics UK Limited, Akcea Therapeutics Canada, Inc., Akcea Therapeutics France SAS, Akcea Therapeutics Germany GmbH, Akcea Therapeutics Ireland Limited, Akcea Therapeutics Portugal, Unipessoal Lda, Akcea Therapeutics Italia S.R.L., and Akcea Therapeutics Spain, S.L., with functional currencies other than the U.S. dollar. We created these foreign subsidiaries to support our commercial activities in North America and Europe and to serve as potential entities for future North American and European operations. We translate the foreign subsidiaries' functional currencies to our reporting currency, the U.S. dollar. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in the foreign currencies to U.S. dollar exchange rate which are difficult to predict. However, because the Akcea foreign subsidiaries currently have limited operations, the effect of fluctuations of the foreign currencies to U.S. dollar exchange rate on our condensed consolidated financial results is immaterial to our condensed consolidated financial statements. The impact of foreign currency exchange rate fluctuations may become more substantial in the future if the operations of our foreign entities expand.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our Exchange Act of 1934, as amended, or the Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure. We design and evaluate our disclosure controls and procedures recognizing that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance and not absolute assurance of achieving the desired control objectives.

As of our most recently completed fiscal year and as of the end of the interim period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance. Based on our evaluation, our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures were effective as of March 31, 2020. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls as of March 31, 2020.

We also performed an evaluation of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We conducted this evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Vice President of Finance. That evaluation did not identify any significant changes in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Vice President of Finance, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On November 11, 2019, a purported Company stockholder filed the Delaware Action in the Delaware Court of Chancery captioned City of Cambridge Retirement System v. Crooke, et al., C.A. No. 2019-0905. The plaintiff in the Delaware Action asserted claims against (i) current and former members of our board of directors; and (ii) Ionis Pharmaceuticals, Inc. (hereinafter collectively referred to as, the Defendants). The plaintiff purported to assert these claims derivatively on behalf of Akcea, which was a nominal defendant in the Delaware Action, as well as directly against the Defendants on behalf of a purported class of our stockholders. The plaintiff in the Delaware Action asserted that the Defendants breached our fiduciary duties in connection with the licensing transaction that we and Ionis entered into regarding TEGSEDI and AKCEA-TTR-LRx. The plaintiff also asserted an unjust enrichment claim against Ionis in connection with the transaction. We and the Defendants moved to dismiss the plaintiff’s complaint and, on January 31, 2020, filed briefs in support of their respective motions to dismiss. On April 7, 2020, the plaintiff in the Delaware Action voluntarily dismissed its claims. That dismissal was with prejudice only as to the individual stockholder that filed the Delaware Action. It is therefore possible that a similar action could be filed at a later date prior to the expiration of the applicable statute of limitations.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this Report and in our other public filings, in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Risks Related to the COVID-19 Pandemic

Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 Pandemic.*

Our business could be adversely affected by health epidemics in regions where we are commercializing TEGSEDI and WAYLIVRA, and where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third-party manufacturers and contract research organizations upon whom we rely. For example, since December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, has spread to multiple countries, including the United States and several European countries. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, or the COVID-19 Pandemic, and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. In addition, the Governor of the Commonwealth of Massachusetts and the Governor of the State of California, the states in which our headquarters and other offices are located, respectively, each declared a state of emergency related to the spread of COVID-19 and issued executive orders that directed residents to stay at home.

In response to these public health directives and orders, we implemented work-from-home policies for our employees and suspended business-related travel. The effects of these orders and our work-from-home and travel policies have thus far had a limited impact on our productivity, business and commercialization efforts for TEGSEDI and WAYLIVRA, and our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the U.S. and other countries, or the availability or cost of materials, which would disrupt our supply chain. In addition, the commercialization efforts for TEGSEDI and WAYLIVRA by our field force may be affected by the COVID-19 Pandemic as a result of physician and hospital policies that restrict in-person access to third parties.

Our clinical trials may also be affected by the COVID-19 Pandemic. Although we are moving to remote clinical site initiation and training via teleconferencing, videoconferencing and webcasts, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 Pandemic. Additionally, while we are utilizing home health care where possible, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, an inability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations. For example, in March 2020, we instituted a temporary suspension of enrollment for new subjects in our Phase 3 studies of AKCEA-TTR-LRx based on advice from our trial advisory committee; however, enrollment has resumed as sites have come back online as local and regional restrictions have eased. Additionally, there may delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel.

The spread of COVID-19, which has caused a broad impact globally. While the potential economic impact brought by, and the duration of, the COVID-19 Pandemic may be difficult to assess or predict, it could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and has and can continue to affect the value of our securities.

The global COVID-19 Pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 Pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Risks Related to Commercialization of Our Medicines

If we cannot optimize and maintain effective marketing and sales capabilities or enter into agreements with third parties to market and sell TEGSEDI and WAYLIVRA, we may not generate significant product revenue from TEGSEDI or WAYLIVRA.

To successfully commercialize TEGSEDI and WAYLIVRA, we must obtain adequate coverage and reimbursement from third party payors and effectively manage our marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. To commercialize WAYLIVRA in the initial indications we are pursuing and to continue the commercialization of TEGSEDI, we will need to optimize and maintain specialty sales forces in the global regions where we currently market or expect to market TEGSEDI and WAYLIVRA, supported by case managers, reimbursement specialists, partnerships with specialty pharmacies, injection training, routine blood and urine monitoring and a medical affairs team.

It is expensive and time consuming for us to maintain our own sales forces and related compliance protocols to market TEGSEDI and WAYLIVRA, and it will be increasingly expensive and time consuming when we commercially launch additional medicines, if approved. We may never successfully optimize or manage this capability and any failure could harm the commercial launch of WAYLIVRA or adversely affect TEGSEDI sales. Additionally, we and our partners, if any, will have to compete with other companies to recruit, hire, train, manage and retain marketing and sales personnel. As a result of our receipt of a CRL from the U.S. Food and Drug Administration, or FDA, regarding the new drug application for WAYLIVRA, on September 6, 2018, we enacted a plan to reorganize our workforce to better align with the immediate needs of the business. In connection with this reorganization plan, we reduced our workforce by approximately 12% and will need to increase our operations and expand our use of third-party contractors if WAYLIVRA is approved in the United States.

We have incurred expenses launching, optimizing and managing the marketing and sales infrastructure for TEGSEDI in the E.U., Canada and the U.S. and WAYLIVRA in the E.U. If regulatory requirements or other factors cause the commercialization of TEGSEDI or WAYLIVRA to be less successful than expected in important markets, we would incur additional expenses for having invested in these capabilities prior to realizing any significant revenue from sales of TEGSEDI or WAYLIVRA. Our sales force and marketing teams may not successfully commercialize TEGSEDI or WAYLIVRA.

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

In response to the public health directives and orders related to the COVID-19 Pandemic, we implemented work-from-home policies for our employees globally and have suspended business-related travel. The effects of these government orders and our work-from-home and travel policies in response to the COVID-19 Pandemic have thus far had a limited impact on our productivity, business and commercialization efforts for TEGSEDI and WAYLIVRA, but the effects of these orders and policies may become more significant in the future.

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

In addition, the use of specialty pharmacies involves certain risks, including, but not limited to, risks that these organizations will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using our medicines or complaints regarding our medicines;
•	not effectively sell or support TEGSEDI, WAYLIVRA or our other medicines;
•	reduce or discontinue their efforts to sell or support TEGSEDI, WAYLIVRA or our other medicines;
•	not devote the resources necessary to sell TEGSEDI, WAYLIVRA or our other medicines in the volumes and within the time frames that we expect, including as a result of the COVID-19 Pandemic;
•	not satisfy financial obligations to us or others; or
•	cease operations.

Any such events may result in decreased sales and lower revenue, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

If the market does not accept our medicines, including TEGSEDI, WAYLIVRA and our medicines in development, we are not likely to generate substantial product revenue or become profitable.*

Even though we have obtained marketing authorization approval from the FDA, the EC, Health Canada and ANVISA for TEGSEDI, conditional marketing authorization approval from the EC for WAYLIVRA and if we or our strategic partners obtain a marketing authorization for WAYLIVRA in the U.S. or Canada or for additional indications and our medicines in development, our success will depend upon the medical community, patients and third-party payers accepting our medicines as medically useful, cost-effective, safe and convenient. Even if the FDA or foreign regulatory authorities authorize our medicines for commercialization, doctors may not prescribe our medicines to treat patients. We and our partners may not successfully commercialize additional medicines.

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

For example, the product label for TEGSEDI in the United States has a boxed warning for thrombocytopenia and glomerulonephritis, requires periodic blood and urine monitoring, and TEGSEDI is available only through a Risk Evaluation and Mitigation Strategy, or REMS, program. Our main competition in the U.S. market for TEGSEDI is ONPATTRO (patisiran), marketed by Alnylam Pharmaceuticals, Inc. Although ONPATTRO requires intravenous administration and pre-treatment with steroids, it does not have a boxed warning or REMS. Additionally, the product label for WAYLIVRA in the E.U. requires regular blood monitoring. In each case, these label requirements could negatively affect our ability to attract and retain patients for these medicines. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent. While we believe we can better maintain patients on TEGSEDI and WAYLIVRA through our patient-centric commercial approach where we plan to have greater involvement with physicians and patients, if we cannot effectively maintain patients on TEGSEDI and WAYLIVRA, including due to limitations or restrictions on our ability to conduct periodic blood and urine monitoring of our patients as a result of the COVID-19 Pandemic, we may not be able to generate substantial revenue from TEGSEDI and WAYLIVRA sales.

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

If we or our partners fail to compete effectively, WAYLIVRA, TEGSEDI and our medicines in development will not contribute significant revenue.*

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

Many of our competitors have substantially greater financial, technical and human resources than we do, and as a result they may be less affected than we are by operational and other disruptions related to the COVID-19 Pandemic. In addition, many of these competitors have significantly greater experience than we do in conducting preclinical testing and human clinical studies, in obtaining FDA and other regulatory authorizations and in commercializing pharmaceutical products. Accordingly, our competitors may succeed in obtaining regulatory authorization for products earlier than we do. Marketing and sales capability is another factor relevant to the competitive position of our medicines, and many of our competitors will have greater marketing and sales capabilities than our capabilities.

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

•

Vupanorsen (AKCEA-ANGPTL3-LRx) may compete with Evinacumab, a monoclonal antibody that binds to ANGPTL3 that Regeneron Pharmaceuticals, Inc. is currently developing in Phase 3 for the treatment of homozygous familial hypercholesterolemia, or HoFH.

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

If government or other third-party payers fail to provide adequate coverage and payment rates for TEGSEDI, WAYLIVRA and our medicines in development, our revenue and prospects for profitability will be limited.*

In both domestic and foreign markets, sales of our future products will depend in part upon the availability of coverage and reimbursement from third-party payers. The majority of patients in the United States who would fit within our target patient populations for our medicines have their healthcare supported by a combination of Medicare coverage, other government health programs such as Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new medicines when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be enough to make our medicines affordable. Accordingly, TEGSEDI, and WAYLIVRA for FCS in the E.U. and, if approved, WAYLIVRA in the U.S. or Canada and for additional indications, and our medicines in development, will face competition from other therapies and medicines for limited financial resources. We may need to conduct post-marketing studies to demonstrate the cost-effectiveness of any future products to satisfy third-party payers. These studies might require us to commit a significant amount of management time and financial and other resources. Third-party payers may never consider our future products as cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medicines exists among third-party payers. Therefore, coverage and reimbursement for medicines can differ significantly from payer to payer. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. For example, in the United States, recent health reform measures have resulted in reductions in Medicare and other healthcare funding, and there have been several recent U.S. Congressional inquiries and legislation designed to, among other things, reform government program reimbursement methodologies for medicines and bring more transparency to medicine pricing. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further medicine price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain medicines under Medicare Part B, to allow some states to negotiate medicine prices under Medicaid, and to eliminate cost sharing for generic medicines for low-income patients. Further, the Trump administration released a “Blueprint” to lower medicine prices and reduce out of pocket costs of medicines that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of medicines paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and, at the same time, has implemented others under its existing authority. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control medicine costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Third-party coverage and reimbursement for our products or medicines may not be available or adequate in either the United States or international markets, and third-party payers, whether foreign or domestic, or governmental or commercial, may allocate their resources to address the COVID-19 Pandemic or experience delays or disruptions in their ability to devote resources to coverage and reimbursement matters related to our products or medicines as a result of the COVID-19 Pandemic, which would negatively affect the potential commercial success of our products, our revenue and our profits.

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

Risks Related to Our Business and Industry

We will need to optimize the size of our organization, and we may experience difficulties in managing optimization.*

We are currently a small company. To continue the commercialization of TEGSEDI and WAYLIVRA, and to commercialize our medicines in development that we are responsible for commercializing, we will need to optimize our operations and expand our use of third-party contractors. We plan to continue to optimize our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company including hiring additional staff within our regulatory, clinical and medical affairs groups and an in-house commercial organization initially focused on marketing and selling TEGSEDI and WAYLIVRA. We have added a significant number of new employees to our sales and marketing capability to commercialize TEGSEDI and WAYLIVRA.

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

The current and future growth or optimization will impose significant added responsibilities on our management, including the need to maintain, integrate, optimize and manage additional employees. In addition, to meet our obligations as a public company, we will need to increase or optimize our general and administrative capabilities. Our current management, personnel and systems may not be adequate to support this growth or optimization. Our future financial performance and our ability to commercialize our medicines and to compete effectively will depend, in part, on our ability to manage any future growth or optimization effectively. To that end, we must be able to:

•	manage the manufacturing of our medicines for clinical and commercial use;
•	integrate current and additional management, administrative, financial and sales and marketing personnel;
•	optimize and manage a marketing and sales infrastructure;
•	maintain personnel necessary to effectively commercialize TEGSEDI and WAYLIVRA and our other medicines in development;
•	manage our clinical studies and the regulatory process effectively;
•	develop our administrative, accounting and management information systems and controls;
•	hire and train additional qualified personnel; and
•	identify and mitigate the risks of the COVID-19 Pandemic on our efforts to commercialize TEGSEDI and WAYLIVRA.

Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and our management may be unable to successfully manage future market opportunities or our relationships with customers and other third parties.

If we do not progress in our programs as anticipated, the price of our securities could decrease.*

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter into clinical trials, when we anticipate completing a clinical study, when we anticipate filing an application for marketing authorization, or when we or our partners plan to commercially launch a medicine. We base our estimates on present facts and a variety of assumptions, many of which are outside of our control, including the effects of the current COVID-19 Pandemic. If we do not achieve milestones in accordance with our or our investors' or securities analysts' expectations, including milestones related to WAYLIVRA, TEGSEDI and our medicines in development, the price of our securities could decrease.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products, including potential product liability claims related to TEGSEDI, WAYLIVRA and our medicines in development. We have clinical study insurance coverage and commercial product liability insurance coverage. In addition, Novartis has agreed to indemnify us against specific claims arising from Novartis' development and commercialization of AKCEA-APO(a)-LRx, PTC Therapeutics has agreed to indemnify us against specific claims arising from PTC Therapeutics’ commercialization of TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries, and Pfizer has agreed to indemnify us against specific claims arising from Pfizer’s development and commercialization of vupanorsen. However, this insurance coverage and indemnities may not be adequate to cover claims against us. Insurance may not be available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, products liability claims may result in decreased demand for our medicines, injury to our reputation, withdrawal of clinical study volunteers and loss of revenue. Thus, whether or not we are insured or indemnified, a product liability claim or product recall may result in losses that could be material.

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

A variety of risks associated with operating our business and marketing our medicines internationally could materially adversely affect our business.*

In addition to our U.S. operations, we are commercializing TEGSEDI in the E.U. and Canada, and WAYLIVRA in the E.U. and, following approval, plan to establish operations to commercialize our products in other countries globally. We face risks associated with our current and planned international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. Because we have international operations we are subject to numerous risks associated with international business activities, including:

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
•

economic weakness, including inflation, natural disasters, war, events of terrorism, political instability or public health issues or pandemics, such as the current COVID-19 Pandemic, in particular foreign countries or globally;

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

On June 23, 2016, the United Kingdom, or the U.K., voted to leave the E.U. in an advisory referendum, which is generally referred to as Brexit. In January 2020, the U.K. and E.U. entered into a withdrawal agreement pursuant to which the U.K. formally withdrew from the E.U. on January 31, 2020. Following such withdrawal, the U.K. entered into a transition period scheduled to end on December 31, 2020, or the Transition Period. During the Transition Period, the U.K. will remain subject to E.U. law and maintain access to the E.U. single market and to the global trade deals negotiated by the E.U. on behalf of its members. During the Transition Period, negotiations are expected to continue in relation to the future customs and trading relationship between the U.K. and the E.U. following the expiry of the Transition Period. Due to the COVID-19 Pandemic, negotiations between the U.K. and the E.U. scheduled for March were not held, and there is an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the U.K. government that it will not be extended).

In addition, as a result of Brexit, the European Medicines Agency, or EMA, formerly situated in London, relocated to Amsterdam. Following the Transition Period, there is a risk that the relocation will interrupt current administrative routines and occupy resources, which may generally adversely affect our dealings with the EMA. Further, there is considerable uncertainty resulting from a lack of precedent and the complexity of the U.K. and E.U.’s intertwined legal regimes as to how Brexit (following the Transition Period) will impact the life sciences industry in Europe, including our company, including with respect to ongoing or future clinical trials. The impact will largely depend on the model and means by which the U.K.’s relationship with the E.U. is governed post‑Brexit. For example, following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining E.U.-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of medicines, including our product candidates, will be required in the U.K., the potential process for which is currently unclear. Brexit may adversely affect and delay our ability to commercialize, market and sell our product candidates in the U.K. Brexit may also result in a reduction of funding to the EMA if the U.K. no longer makes financial contributions to European institutions, such as the EMA. If U.K. funding is so reduced, it could create delays in the EMA issuing regulatory approvals for our product candidates and, accordingly, have a material adverse effect on our business, financial condition, results or prospects.

If a natural or man-made disaster strikes our development or manufacturing facilities or otherwise affects our business, it could delay our progress developing and commercializing our medicines.

We currently rely on Ionis to manufacture our clinical supplies and commercial supply of active pharmaceutical ingredient for WAYLIVRA in a manufacturing facility located in Carlsbad, California and third-party contract manufacturing organizations to manufacture drug product. For TEGSEDI, we rely on third party contract manufacturing organizations to manufacture active pharmaceutical ingredient and finished drug product. The facilities and the equipment required to develop and manufacture our medicines would be costly to replace and could require substantial lead time to repair or replace. Natural or man-made disasters, including, without limitation, earthquakes, floods, fires, pandemics, and acts of terrorism may harm these facilities. If a disaster affects these facilities, our and our partners' development and commercialization efforts would be delayed. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, a shutdown of the U.S. government, including the FDA could harm or delay our development and commercialization activities.

Our business and operations would suffer in the event of computer system failures.

We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, with third-party phishing and social engineering attacks in particular increasing in connection with the COVID-19 Pandemic. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business partners face similar risks and any security breach of their systems could adversely affect our security posture. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

Risks Related to Our Financial Condition and Need for Additional Capital

We have a limited operating history and may never become sustainably profitable.*

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

As a company, we have limited experience commercializing products. Our ability to generate substantial revenue and achieve profitability from product sales depends on our ability, alone or with strategic partners, to successfully commercialize TEGSEDI®  (inotersen) and WAYLIVRA® (volanesorsen) and develop and obtain the regulatory approvals necessary to commercialize the medicines in our pipeline. Although we received our first revenue from product sales in the fourth quarter of 2018, if we are not successful in growing revenue and controlling costs, we will not achieve sustainably profitable operations or positive cash flow.  Our ability to generate revenue sufficient to achieve profitability from product sales depends heavily on our success and our current and future strategic partners' success in:

•	obtaining market acceptance of TEGSEDI and WAYLIVRA, and, if approved, our other medicines in development as viable treatment options;
•	obtaining and maintaining adequate coverage and reimbursement from third-party payers for TEGSEDI and WAYLIVRA and, if approved, our other medicines in development;

•	completing nonclinical and clinical development of AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, vupanorsen and AKCEA-APOCIII-LRx;
•	seeking and obtaining initial or additional regulatory and marketing authorizations for our medicines;
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

•	launching and co-commercializing AKCEA-APO(a)-LRx through our collaboration with Novartis Pharma AG, or Novartis, under terms that we may negotiate with Novartis in the future;
•	launching and co-commercializing vupanorsen through our collaboration with Pfizer Inc., or Pfizer;
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

Since September 2019, several changes have occurred to our senior leadership team, including the departure of our Chief Executive Officer, our President, and our Chief Operating Officer and the recent resignation of our Chief Financial Officer, whose resignation became effective on April 1, 2020, and the appointment of a new Chief Executive Officer, a new Chief Commercial Officer, a new Chief Operating Officer and a General Counsel. The effectiveness of the senior leadership team following these transitions, new leaders as they fill in these roles, and any further transition as a result of these changes, could have a significant impact on our results of operations. In addition, as a result of this turnover, our remaining management team has taken on increased responsibilities, which could divert attention from key business areas, and several key management roles remain vacant.

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

We have mostly incurred losses since our inception.*

Because medicine development requires substantial lead-time and funding prior to commercialization, we have generally incurred expenses while generating limited revenue from our operating activities since our formation. Our net loss was $42.9 million for the three months ended March 31, 2020 compared to a net income of $27.2 million for the three months ended March 31, 2019. The primary difference is due to the $150.0 million license fee related to Novartis’ exercise of its option to license AKCEA-APO(a)-LRx in February 2019. As of March 31, 2020, we had an accumulated deficit of approximately $524.1 million. Most of the losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations. We expect to incur additional operating losses for the foreseeable future, and these losses may increase if we cannot generate substantial revenue.

We will require substantial additional funding to achieve our goals. If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

All of our medicine programs, except TEGSEDI in the U.S., E.U., Canada and Brazil, and WAYLIVRA in the E.U., will require additional nonclinical and/or clinical testing and/or marketing authorization prior to commercialization. We will need to spend significant additional resources to conduct these activities. Our expenses could increase beyond expectations if the FDA, the EMA, or other regulatory authorities require us to perform clinical studies and other studies in addition to those that we currently anticipate. As of March 31, 2020, we had cash, cash equivalents and investments equal to $421.3 million and our operating expenses were $61.3 million for the three months ended March 31, 2020. We do not have any committed external sources of funds. We cannot provide assurances that financing will be available when and as needed, particularly if the COVID-19 Pandemic continues to disrupt global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

Prior to our IPO, we funded our operating activities through a $100.0 million cash contribution we received from Ionis in 2015, $75.0 million that we received from initiating our collaboration with Novartis and $106.0 million in drawdowns under our line of credit with Ionis, which terminated in 2017. We do not have any firm commitment from Ionis to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Additionally, in July 2017 we received $182.3 million in net proceeds from our IPO including $25.0 million that Ionis invested in our IPO and the Novartis concurrent private placement of $50.0 million. In April 2018, we received $200.0 million from the common stock we issued in connection with the licensing transaction with Ionis discussed in Note 9, License Agreements and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. On February 22, 2019, we earned a license fee of $150.0 million in connection with Novartis’ option exercise related to AKCEA-APO(a)-LRx, for which we issued 2,837,373 shares of our common stock in March 2019 to Ionis as payment of a $75.0 million sublicense fee, as discussed in Note 4, Revenue from Collaboration and License Agreements and Note 9, License Agreements and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In November 2019, we received $250.0 million in connection with the Pfizer license agreement for the development and commercialization of vupanorsen, for which we issued 6,873,344 shares of our common stock in December 2019 to Ionis as payment of a $125.0 million sublicense fee, as discussed in Note 4, Revenue from Collaboration and License Agreements and Note 9, License Agreements and Services Agreement with Ionis, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We expect that we will need to raise additional funding to continue developing the medicines in our pipeline and to seek regulatory approval for and to continue to commercialize TEGSEDI, WAYLIVRA and other medicines in our pipeline.

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

Successful results in preclinical or initial clinical studies, including the results of earlier studies for our medicines in development, may not predict the results of subsequent clinical studies, including the Phase 3 study of AKCEA-APO(a)-LRx or the Phase 3 studies of AKCEA-TTR-LRx. There are a number of factors that could cause a clinical study to fail or be delayed, including:

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

•	a clinical study site may deviate from the protocol for the study;
•	the cost of our clinical studies may be greater than we anticipate;
•	we or our partners may require additional capital to fund the clinical study;
•	our partners may decide not to exercise any existing options to license and conduct additional clinical studies for our medicines;
•	the supply or quality of our medicines or other materials necessary to conduct the clinical studies may be insufficient, inadequate or delayed; and
•	the clinical study may be delayed or disrupted by the COVID-19 Pandemic, affecting Ionis’ or our third-party service providers’ ability to conduct the clinical study for our medicines.

The current COVID-19 Pandemic could make some of these factors more likely to occur.

In addition, WAYLIVRA and AKCEA-APOCIII-LRx have the same mechanism of action, TEGSEDI and AKCEA-TTR-LRx, also have the same mechanism of action and all of our current medicines, including WAYLIVRA, AKCEA-APO(a)-LRx, vupanorsen and AKCEA-APOCIII-LRx, are chemically similar to each other and the medicines Ionis and other companies are developing separately. As a result, a safety observation we, Ionis or other companies encounter with one of our or their medicines could have or be perceived by a regulatory authority to have an impact on a different medicine we are developing. This could cause the FDA and other regulators to ask questions or take actions that could harm or delay our ability to develop and commercialize our medicines or increase our costs. For example, the FDA or other regulatory agencies could request, among other things, any of the following regarding one of our medicines: additional information or commitments before we can start or continue a clinical study, protocol amendments, increased safety monitoring, additional product labeling information, and post-approval commitments. For example, in connection with the conditional marketing approval for WAYLIVRA in the E.U., the EC is requiring us to conduct a post-authorization safety study to evaluate the safety of WAYLIVRA on thrombocytopenia and bleeding in FCS patients taking WAYLIVRA. We have an ongoing open label extension study of WAYLIVRA in patients with FCS and an open label extension study of TEGSEDI in patients with hATTR, and an early access program, or EAP, for both WAYLIVRA and TEGSEDI. Adverse events or results from these studies or the EAPs could negatively impact our pending or future marketing approval applications for WAYLIVRA and TEGSEDI in patients with FCS or hATTR amyloidosis or the commercial opportunity for WAYLIVRA or TEGSEDI. In August 2018, we received a Complete Response Letter, or CRL, from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Notice of Noncompliance withdrawal letter, or Non-W, from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to the FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any revenue or profit from the sale of WAYLIVRA. Any failure or delay in the clinical studies for any of our medicines in development could reduce the commercial potential or viability of our medicines.

We may not have appropriately designed the planned and ongoing clinical studies for our medicines in development to support submission of a marketing application to the FDA and foreign regulatory authorities or demonstrate safety or efficacy at the level required by the FDA and foreign regulatory authorities for product approval.

We have ongoing studies for WAYLIVRA, as well as ongoing or planned studies for AKCEA-TTR-LRx, AKCEA-APO(a)-LRx, vupanorsen and AKCEA-APOCIII-LRx.

Even if we achieve positive results on the endpoints for these clinical studies, including achievement of the primary endpoint of change from baseline in mNIS+7 composite score, a measure of neurologic impairment that evaluates muscle weakness, sensation, reflexes, nerve conduction, and autonomic function for AKCEA-TTR-Lrx in patients with hereditary transthyretin-mediated amyloid polyneuropathy, achievement of the primary endpoint of composite outcome of cardiovascular mortality and frequency of cardiovascular events for AKCEA-TTR-Lrx in patients with transthyretin-mediated amyloid cardiomyopathy, or any future clinical studies, the FDA or foreign regulatory authorities may believe the clinical studies do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. For example, in August 2018, we received a CRL from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a NON-W from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to the FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating meaningful revenue or profit from the sale of WAYLIVRA. The Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a positive opinion recommending conditional marketing authorization of WAYLIVRA as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The positive opinion was subsequently referred to the EC, which grants marketing authorization for medicines in the E.U., as well as to European Economic Area members Iceland, Liechtenstein and Norway. The EC decided to adopt the CHMP’s positive opinion and on May 3, 2019, we received conditional marketing authorization approval for WAYLIVRA in the E.U. from the EC as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. Despite this recent conditional marketing authorization from the EC, these risks that we may not have appropriately designed the planned and ongoing clinical studies for WAYLIVRA and our other medicines in development are more likely to occur since we are developing our medicines against therapeutic targets or to treat diseases in which there is little or no clinical experience. In addition, these risks may be more likely to occur for WAYLIVRA since there were some patients in the Phase 3 program that experienced serious platelet events (grade 4 thrombocytopenia), a condition in which the patient has very low platelet levels, and additional patients experienced other adverse events in the program, including patients who discontinued participation in the APPROACH study due to platelet count declines. We believe that the enhanced monitoring we have implemented to support early detection and management of these issues can help manage these safety issues so that patients can continue treatment. Since implementation of the enhanced monitoring, serious platelet events have been infrequent.

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

In January 2019, the CHMP of the EMA adopted a positive opinion recommending conditional marketing authorization of WAYLIVRA as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. The positive opinion was subsequently referred to the EC, which grants marketing authorization for medicines in the E.U., as well as to European Economic Area members Iceland, Liechtenstein and Norway. The EC decided to adopt the CHMP’s positive opinion and on May 3, 2019, we received conditional marketing authorization approval for WAYLIVRA in the E.U. from the EC as an adjunct to diet in adult patients with genetically confirmed FCS patients who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. Despite this recent conditional marketing authorization from the EC for WAYLIVRA, the FDA and Health Canada may continue to deem the results from our clinical studies for WAYLIVRA insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. We and Ionis or our partners are conducting or intend to conduct clinical studies for AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, vupanorsen and AKCEA-APOCIII-LRx.

Even if positive results on the endpoints for the clinical studies are achieved, the FDA or foreign regulatory authorities may believe the clinical studies do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and may deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. For example, in August 2018 we received a CRL from the FDA regarding the new drug application for WAYLIVRA in which the FDA determined that the safety concerns identified with WAYLIVRA in our clinical development program outweighed the expected benefits of triglyceride lowering in patients with FCS. We also received a Non-W from Health Canada for WAYLIVRA in November 2018. We and Ionis are engaged with the FDA and plan to work with Health Canada to confirm a path forward for WAYLIVRA. As a result, we will need to submit additional data to the FDA and may need to conduct additional clinical studies before obtaining marketing authorization, which in turn could delay or prevent us from generating any revenue or profit from the sale of WAYLIVRA. As an additional example, the foreign regulatory authorities could claim that we or our partners have not tested WAYLIVRA for additional indications, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, vupanorsen and AKCEA-APOCIII-LRx in a sufficient number of patients to demonstrate that the medicine is safe and effective in patients with other indications to support an application for marketing authorization for the applicable indication. In such a case, we may need to conduct additional clinical studies before obtaining marketing authorization, which would be expensive and delay the development and commercialization of the medicine.

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

We cannot guarantee that any of our medicines in development will be safe and effective or will be approved or receive additional approvals for commercialization, as applicable. We and our partners must conduct time-consuming, extensive and costly clinical studies to demonstrate the safety and efficacy of each of our medicines in development before they can be approved, or receive additional approvals, for sale. We and our partners must conduct these studies in compliance with FDA regulations and with comparable regulations in other countries.

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
•

the approval policies or regulations of such authorities or their prior guidance to us or our partners during clinical development may significantly change in a manner rendering our clinical data insufficient for approval; and

•	such authorities may experience a disruption in their operations and personnel, which may diminish or delay their ability to evaluate our medicines.

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

Following approval of a medicine, we and our partners must comply with comprehensive government regulations regarding the manufacture, marketing and distribution of drug products. Promotional communications regarding prescription medicines must be consistent with the information in the product's approved labeling. We and our partners may not obtain the labeling claims necessary or desirable to successfully commercialize our medicines, including TEGSEDI and WAYLIVRA for FCS in the E.U., and if approved, WAYLIVRA for additional indications, and vupanorsen, AKCEA-APOCIII-LRx, AKCEA-APO(a)-LRx, and AKCEA-TTR-LRx.

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

Although we have personnel with experience commercializing medicines, we ourselves have limited experience commercializing products. We commercially launched TEGSEDI during the fourth quarter of 2018. Following our receipt of conditional marketing authorization approval from the EC, we launched WAYLIVRA in the E.U. in August 2019 as an adjunct to diet in patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. Launch activities in many of the E.U. countries are ongoing. The commercial launch of TEGSEDI and WAYLIVRA will continue to require significant efforts and the devotion of substantial resources, as we finalize regulatory submissions, manage the manufacturing of sufficient quantities of product to support long-term commercial sales and integrate, optimize or maintain, as applicable, the global sales, marketing, medical, for each of WAYLIVRA and TEGSEDI, and patient support infrastructure, which may place pressure on the management team’s time and attention. These efforts may also divert the attention of the management team from our other business operations, such as the development or commercialization of our other pipeline products, including AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, vupanorsen and AKCEA-APOCIII-LRx. As a result, our business, results of operations, financial condition and prospects for future growth could be adversely impacted and the market price of our common stock may decline.

Risks Related to Dependence on Third Parties

We plan to substantially depend on our collaboration with Novartis to develop and commercialize AKCEA-APO(a)-LRx.*

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

Our strategic collaboration with Novartis may not result in the successful commercialization of AKCEA-APO(a)-LRx. If Novartis does not successfully develop, manufacture or commercialize AKCEA-APO(a)-LRx, including as a result of delays or disruption caused by the COVID-19 Pandemic that may affect Novartis’ ability to conduct the cardiovascular outcome studies of AKCEA-APO(a)-LRx, we may receive limited or no revenues for this medicine.

We plan to substantially depend on our license agreement with Pfizer to develop and commercialize vupanorsen*

We granted Pfizer a worldwide, exclusive license to develop and commercialize vupanorsen. We plan to substantially depend on Pfizer to further develop and commercialize vupanorsen. We entered into this license agreement with Pfizer primarily to have Pfizer:

•	conduct the additional studies that are likely to be required for approval of vupanorsen;
•	seek and obtain regulatory approvals for vupanorsen; and
•	globally commercialize vupanorsen.

Since Pfizer has licensed exclusive, worldwide rights to vupanorsen, we will rely on Pfizer to further develop, obtain regulatory approvals for, and commercialize it. In general, we cannot control the amount and timing of resources that Pfizer devotes to vupanorsen. If Pfizer fails to use commercially reasonable efforts to further develop, obtain regulatory approvals for, or commercialize vupanorsen, or if Pfizer’s efforts are not effective, our business may be negatively affected. Pfizer could pursue other technologies or develop other medicines either on its own or in collaboration with others to treat the same diseases as we and Pfizer plan to treat with vupanorsen. Pfizer could pursue these technologies and develop these other medicines at the same time it is developing or commercializing vupanorsen, and Pfizer is not required to inform us of such activities.

Our agreement with Pfizer may not continue for various reasons. Pfizer can terminate our agreement at any time. If Pfizer stops developing or commercializing vupanorsen, we will have to seek additional sources for funding and may have to delay or reduce our development and commercialization plans for this medicine.

In addition, Pfizer will be responsible for the long-term supply of drug substance and finished drug product for vupanorsen.

Our agreement with Pfizer may not result in the successful commercialization of vupanorsen. If Pfizer does not successfully develop, manufacture or commercialize vupanorsen, including as a result of delays or disruption caused by the COVID-19 Pandemic that may affect Pfizer’s ability to conduct the additional studies that are likely to be required for approval of vupanorsen, we may receive limited or no revenues for this medicine.

We plan to substantially depend on our collaboration with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. *

In August 2018, we granted PTC Therapeutics International Limited the exclusive right to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. We plan to substantially depend on PTC Therapeutics to commercialize these medicines in those geographic markets.

In general, we cannot control the amount and timing of resources that PTC Therapeutics devotes to our strategic collaboration. If PTC Therapeutics fails to use commercially reasonable efforts to obtain regulatory approvals for, or commercialize these medicines, or if PTC Therapeutics’ efforts are not effective, our business may be negatively affected. PTC Therapeutics could pursue other technologies or develop other medicines either on its own or in collaboration with others to treat the same diseases as we and PTC Therapeutics plan to treat with TEGSEDI and WAYLIVRA. PTC Therapeutics could pursue these technologies and develop these other medicines at the same time as it is developing or commercializing TEGSEDI and WAYLIVRA, and PTC Therapeutics is not required to inform us of such activities.

Our strategic collaboration with PTC Therapeutics may not continue for various reasons. If PTC Therapeutics stops commercializing a medicine, we will have to seek additional sources for funding and may have to delay or reduce our commercialization plans for TEGSEDI and WAYLIVRA in Latin America or certain Caribbean countries.

Our strategic collaboration with PTC Therapeutics may not result in the successful commercialization of TEGSEDI or WAYLIVRA in Latin America or certain Caribbean countries. If PTC Therapeutics does not successfully commercialize TEGSEDI or WAYLIVRA, including as a result of delays or disruption caused by the COVID-19 Pandemic that may affect PTC Therapeutics’ ability to commercialize TEGSEDI or WAYLIVRA, we may receive limited revenue for TEGSEDI or no revenue for WAYLIVRA in Latin America or certain Caribbean countries.

Certain of our medicines may compete with our other medicines, which could reduce our expected revenues.

Certain of our medicines inhibit the production of the same protein.  For example, WAYLIVRA inhibits the production of the same protein as AKCEA-APOCIII-LRx and TEGSEDI inhibits the same protein as AKCEA-TTR-LRx. We believe the enhancements we incorporated into AKCEA-APOCIII-LRx and AKCEA-TTR-LRx can provide greater patient convenience by allowing for significantly lower doses and less frequent administration compared to WAYLIVRA and TEGSEDI, respectively. As such, to the extent physicians and patients elect to use AKCEA-APOCIII-LRx or AKCEA-TTR-LRx instead of WAYLIVRA or TEGSEDI, it will reduce the revenue we derive from those medicines. In addition, while vupanorsen, AKCEA-APOCIII-LRx and WAYLIVRA use different mechanisms of action, if vupanorsen can effectively lower triglyceride levels in FCS patients, it may likewise reduce the revenue we derive from WAYLIVRA and AKCEA-APOCIII-LRx.

If we cannot manufacture our medicines or contract with a third party to manufacture our medicines at costs that allow us to charge competitive prices to buyers, we will not be able to operate profitably.*

To successfully commercialize TEGSEDI, and WAYLIVRA for FCS in the E.U. and, if approved, WAYLIVRA in the U.S. or Canada and for additional indications, and our medicines in development, we will need to optimize and manage large-scale commercial manufacturing capabilities either on our own or through a third-party manufacturer. In addition, as our drug development pipeline matures, we will have a greater need for clinical study and commercial manufacturing capacity. We have no direct experience manufacturing pharmaceutical products of the chemical class represented by our medicines, called oligonucleotides, on a commercial scale for the systemic administration of a medicine. We currently rely and expect to rely for the foreseeable future on Ionis' manufacturing capacity and efficiency and the capacity and efficiency of third parties to produce our oligonucleotide medicines, and our business could be negatively affected if Ionis and these third parties ceased to provide us with this capability for any reason. Any delays or disruption caused by the COVID-19 Pandemic or other factors to Ionis’ or third-party commercial manufacturing capabilities, including any interruption to our supply chain, could limit the commercial success of our medicines. In addition, there are a small number of suppliers for certain raw materials that we use to manufacture our medicines, and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing. Further, if we cannot continue to acquire raw materials from these suppliers on commercially reasonable terms or at all, we may be required to find alternative suppliers, which could be expensive and time consuming and negatively affect our ability to develop or commercialize our medicines in a timely manner or at all. We may not be able to manufacture our medicines at a cost or in quantities necessary to make commercially successful products.

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

We depend on Ionis and third parties to conduct our clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.*

We depend on Ionis and independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical studies for our medicines, including AKCEA-TTR-LRx and AKCEA-APOCIII-LRx, and expect to continue to do so in the future. For example, we use Ionis and clinical research organizations for the clinical studies for WAYLIVRA, AKCEA-TTR-LRx and our other medicines in development and rely on Novartis to develop AKCEA-APO(a)-LRx and on Pfizer to develop vupanorsen. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan, approved protocols for the study and applicable regulations. Ionis and third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these parties to carry out their obligations, including as a result of delays or disruption caused by the COVID-19 Pandemic that may affect Ionis’ or a third party’s ability to conduct the clinical studies for our medicines, or a termination of our relationship with these parties, could delay or prevent the development, marketing authorization and commercialization of our medicines, including authorizations for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx vupanorsen and our other medicines in development.

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

Risks Related to Our Relationship with Ionis

Ionis controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.*

Ionis owned 77,094,682 shares of our common stock, or approximately 76 percent, of the economic interest and voting power of our outstanding common stock as of March 31, 2020, which ownership will be expected to increase further if we achieve certain milestone events and pay the associated milestone payment in shares of common stock pursuant to the payment election. As long as Ionis beneficially controls a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Ionis were to control less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If Ionis continues to hold its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

The licensing transaction with Ionis and our common stock issuances to Ionis in connection with our achievement of the TEGSEDI regulatory milestones and our sublicense fee payments to Ionis pursuant to our agreements with Novartis and Pfizer have increased Ionis’ ownership percentage, and this increase, along with Ionis’ increased reliance on us as a commercialization partner, given that are commercializing at least two Ionis-developed products (WAYLIVRA and TEGSEDI), may increase the length of time during which Ionis will control us. As a general matter, the TEGSEDI license agreement and the related Investor Rights Agreement increased Ionis’ control over our affairs. In addition, our TEGSEDI licensing agreement requires Ionis’ consent to the budget related to the commercialization of TEGSEDI and AKCEA-TTR-LRx.

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

We intend to license additional medicines from Ionis but may not be successful in completing such licenses or on favorable terms, which may adversely affect our long-term strategy as a company and the value of our stock. If we are successful in completing additional licenses with Ionis, we could be exposed to additional risk of shareholder derivative litigation.*

On November 11, 2019, a purported Company stockholder filed an action in the Delaware Court of Chancery captioned City of Cambridge Retirement System v. Crooke, et al., C.A. No. 2019-0905, or the Delaware Action. The plaintiff in the Delaware Action asserted claims against (i) current and former members of our board of directors; and (ii) Ionis, or collectively, the Defendants. The plaintiff purported to assert these claims derivatively on behalf of Akcea, which was a nominal defendant in the Delaware Action, as well as directly against the Defendants on behalf of a purported class of our stockholders. The plaintiff in the Delaware Action asserted that the Defendants breached their fiduciary duties in connection with the licensing transaction we and Ionis entered into regarding TEGSEDI and AKCEA-TTR-LRx. The plaintiff also asserted an unjust enrichment claim against Ionis in connection with that transaction. We and the Defendants moved to dismiss the plaintiff’s complaint and, on January 31, 2020, filed briefs in support of their respective motions to dismiss. On April 7, 2020, the plaintiff in the Delaware Action voluntarily dismissed its claims. That dismissal was with prejudice only as to the individual stockholder that filed the Delaware Action. It is therefore possible that a similar action could be filed at a later date prior to the expiration of the applicable statute of limitations, and any such further litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

We plan to enter into one or more additional licensing transactions with our majority shareholder, Ionis. While we believe we may be successful in our efforts to consummate one or more additional licensing transactions with Ionis, we may not be successful in consummating such transactions or may do so on terms that are less favorable than we anticipated or that were expected by our stockholders, which could adversely affect our stock price. If we successfully enter into additional licensing transactions with Ionis, such transactions could result in shareholder derivative suits being filed against us in addition to the Delaware Action. Any additional litigation could result in additional substantial costs and a further diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

Joseph “Skip” Klein, III, a board member for Ionis, and B. Lynne Parshall, Senior Strategic Advisor and board member for Ionis, serve on our board of directors and retain their positions or engagements with Ionis. In addition, B. Lynne Parshall was appointed as Chair of our board of directors in December 2019 and entered into an agreement with us in January 2020 to provide strategic advisor services to us. In addition, Damien McDevitt, Ph.D. was the Chief Business Officer of Ionis until he was appointed as our interim Chief Executive Officer in September 2019, and was later appointed as our Chief Executive Officer in March 2020. These individuals own Ionis equity and Ionis equity awards. Their relationship with Ionis and the ownership of any Ionis equity or equity awards creates, or may create the appearance of, conflicts of interest when we ask these individuals to make decisions that could have different implications for Ionis than the decisions have for us. In addition, our certificate of incorporation provides for the allocation of certain corporate opportunities between us and Ionis. Under these provisions, neither Ionis or its other affiliates, nor any of their officers, directors, agents or stockholders, will have any obligation to present to us certain corporate opportunities. For example, a director of our company who also serves as a director, officer or employee of Ionis or any of its other affiliates may present to Ionis certain acquisitions, in-licenses, potential development programs or other opportunities that may be complementary to our business and, as a result, such opportunities may not be available to us. To the extent attractive corporate opportunities are allocated to Ionis or its other affiliates instead of to us, we may not be able to benefit from these opportunities.

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

While we and Ionis intend the license agreements, on the whole, to bolster our capabilities, certain terms of the license agreements and the other related agreements with Ionis may limit our ability to achieve the expected benefits of these transactions, including:

•

a Joint Steering Committee, or JSC, having equal membership from us and Ionis, sets the development strategy for our medicines by mutual agreement. A Regulatory Sub-committee, established by the JSC and having equal membership from our company and Ionis, will set the regulatory strategy for each of our medicines by mutual agreement. If the JSC or the Regulatory Sub-committee cannot come to a mutual agreement, then this could delay our ability to develop and commercialize TEGSEDI, AKCEA-TTR-LRx, AKCEA-APOCIII-LRx and our other medicines in development. In the event of a disagreement at the JSC related to TEGSEDI, AKCEA-TTR-Lrx or AKCEA-APOCIII-LRx,, Ionis has final decision-making authority on decisions relating to development matters, Akcea has final decision-making authority on decisions relating to commercial matters, and the holder of the regulatory approvals for a product in a country has final decision making authority for regulatory affairs;

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

We obtained our rights to WAYLIVRA, TEGSEDI and our other medicines in development under our license agreements with Ionis. If we breach our obligations under these license agreements and, as a result, Ionis subsequently exercises its right to terminate it, we generally would not be able to continue to develop or commercialize TEGSEDI, WAYLIVRA and our other medicines in development that incorporate Ionis' intellectual property, and Ionis would receive a royalty-free, nonexclusive license to our improvements to those programs, meaning we would lose the benefits of our investment in these programs. If we breach our obligations under the license agreement with respect to AKCEA-APO(a)-LRx and Ionis consequently exercises its right to terminate the license agreement, our strategic collaboration with Novartis would convert into a direct strategic collaboration between Novartis and Ionis, and Ionis would receive all of the revenue and other benefits associated with that strategic collaboration. Similarly, if we breach our obligations under the license agreement with respect to TEGSEDI or WAYLIVRA and, Ionis consequently exercises its right to terminate the license agreement, then our strategic collaboration with PTC Therapeutics in Latin America and certain Caribbean countries would convert into a direct strategic collaboration between PTC Therapeutics and Ionis, and Ionis would receive all of the revenue and other benefits associated with that strategic collaboration. In addition, if we breach our obligations under the license agreement with respect to vupanorsen and, Ionis consequently exercises its right to terminate the license agreement, then our strategic collaboration with Pfizer would convert to a direct license between Pfizer and Ionis, and Ionis would receive all of the revenue and other benefits associated with that license agreement.

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

An active public trading market for our common stock may not be sustained. *

Prior to the completion of our IPO in July 2017, no public market for our common stock existed. An active public trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares. Additionally, as of March 31, 2020, Ionis owned approximately 76 percent of our outstanding common stock. Ionis intends to hold its shares of our common stock for the foreseeable future, which could reduce the public market for our stock.

The market price for our common stock may be volatile, which could contribute to the loss of your investment. *

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

Factors affecting the trading price of our common stock may include:

•	our failure to effectively develop and commercialize TEGSEDI, WAYLIVRA and our medicines in development;
•	Novartis' failure to effectively develop and commercialize AKCEA-APO(a)-LRx;
•	Pfizer’s failure to effectively develop and commercialize vupanorsen;
•	PTC Therapeutics’ failure to effectively commercialize TEGSEDI or WAYLIVRA in Latin America and certain Caribbean countries;
•	changes in the market's expectations about our operating results;
•	adverse results or delays in preclinical or clinical studies;
•	our decision to initiate a clinical study, not to initiate a clinical study or to terminate an existing clinical study;
•	adverse regulatory decisions, including failure to receive additional regulatory approvals for TEGSEDI or WAYLIVRA, or regulatory approval for our medicines in development;
•	success or failure of competitive products or antisense medicines more generally;
•	adverse developments concerning our manufacturers or our strategic partnerships;
•	inability to obtain adequate product supply for any medicine for clinical studies or commercial sale or inability to do so at acceptable prices;
•	the termination of a strategic partnership or the inability to establish additional strategic partnerships;
•	unanticipated serious safety concerns related to the use of TEGSEDI, WAYLIVRA and our medicines in development;
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
•

general economic and political conditions such as recessions, interest rates, fuel prices, elections, medicine pricing policies, international currency fluctuations, acts of war or terrorism, and outbreaks of pandemic diseases, such as COVID-19.

The current COVID-19 Pandemic has caused a significant disruption of global financial markets and has resulted in increased volatility in the trading price of our common stock.  Additionally, broad market and industry factors may also materially harm the market price of our common stock irrespective of our operating performance. The stock market in general, and Nasdaq and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. A loss of investor confidence in the market for biotechnology or pharmaceutical stocks or the stocks of other companies which investors perceive to be similar to us, the opportunities in the biotechnology and pharmaceutical market or the stock market in general, could depress our stock price regardless of our business, prospects, financial conditions or results of operations.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market may cause our stock price to decline.*

Sales of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. As of March 31, 2020, Ionis owned 77,094,682 shares, or approximately 76 percent, of our common stock. Novartis owned 6,250,000 shares of common stock pursuant to our agreements with them. Novartis will not sell, in any single trading day, an amount of shares that is more than 10% of the daily trading volume of our common stock for that trading day. While the shares of common stock held by Ionis are eligible for sale in the public market, any sales by Ionis will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, 18,500,000 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. To the extent the holders of these shares sell them into the market or our stockholders believe these sales might occur, the market price of our common stock could decline.

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

Under the Tax Cut and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such U.S. federal net operating losses is limited to 80% of taxable income beginning in 2021. It is uncertain if and to what extent various states will conform to the federal Tax Act or the CARES Act. The CARES Act also reinstated the net operating loss carryback provisions whereby net operating losses incurred in calendar years 2018, 2019 and 2020 may be carried back to offset taxable income of the five tax years preceding the year of the loss.

In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards or other tax attributes is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. A change in tax laws, treaties or regulations, or their interpretation, of any other country in which we operate could also materially affect us.

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

Our amended and restated certificate of incorporation and amended and restated bylaws designate the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, as the exclusive forum for certain types of actions and proceedings that our stockholders may initiate, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation and amended and restated bylaws described above. These choice of forum provisions may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation or our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition. For example, the Court of Chancery of the State of Delaware previously determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable; however, on March 18, 2020, this decision was overturned by the Delaware Supreme Court. These choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any claim for which the federal courts have exclusive jurisdiction.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Equity Securities

We did not issue or sell any unregistered equity securities during the period covered by this Report.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchase of Equity Securities

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
a.	Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date

3.1	Amended and Restated Certificate of Incorporation, as amended, of the Registrant	10-Q	001-38137	3.1	May 7, 2018

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38137	3.2	July 19, 2017

4.1	Form of Common Stock Certificate of the Registrant	S-1	333-216949	4.1	June 20, 2017

4.2	Form of Indenture, by and among the Registrant and one or more trustees to be named	S-3ASR	333-227403	4.4	September 18, 2018

4.3	Form of Common Stock Warrant Agreement of the Registrant	S-3ASR	333-227403	4.7	September 18, 2018

4.4	Form of Preferred Stock Warrant Agreement of the Registrant	S-3ASR	333-227403	4.8	September 18, 2018

4.5	Form of Debt Securities Warrant Agreement of the Registrant	S-3ASR	333-227403	4.9	September 18, 2018

4.6	Amended and Restated Investor Rights Agreement, by and between the Registrant and Ionis Pharmaceuticals, Inc., dated March 14, 2018	8-K	001-38137	4.1	March 15, 2018

10.1+	2015 Equity Incentive Plan, as amended	8-K	001-38137	10.1	March 4, 2020

10.2+	Form of Award Agreements under the 2015 Equity Incentive Plan, as amended	S-1	333-216949	10.2	June 20, 2017

10.3+*	Non-Employee Director Compensation Plan

10.4+*	Strategic Advisory Services Agreement, by and between Registrant and B. Lynne Parshall dated, January 9, 2020

10.5+	Separation Agreement, by and between Registrant and Michael MacLean entered into on April 4, 2020	8-K	001-38137	10.1	April 9, 2020

10.6+	Severance Benefit Agreement, by and between Registrant and Robert Dolski, dated May 23, 2019	8-K	001-38137	10.1	April 29, 2020

10.7+	Retention Agreement, by and between Registrant and Louis St. L. O’Dea, dated March 16, 2020	8-K	001-38137	10.1	March 20, 2020

10.8+	Severance Benefit Agreement, by and between Registrant and Louis St. L. O’Dea, dated March 16, 2020	8-K	001-38137	10.2	March 20, 2020

10.9+	Global Option Agreement, by and between Registrant and Louis St. L. O’Dea, dated March 16, 2020	8-K	001-38137	10.3	March 20, 2020

10.10+	Offer Letter, by and between Registrant and Joshua Patterson, dated March 5, 2020	8-K	001-38137	10.1	March 11, 2020

10.11+	Severance Benefit Agreement, by and between Registrant and Joshua Patterson, dated December 13, 2018	8-K	001-38137	10.2	March 11, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Akcea Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of stockholders' equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

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

AKCEA THERAPEUTICS, INC.

Signatures	Title	Date

/s/ DAMIEN MCDEVITT	Chief Executive Officer
Damien McDevitt	(on behalf of the Registrant and in his capacity as principal executive officer)	May 6, 2020

/s/ ROBERT DOLSKI	Vice President, Finance
Robert Dolski	(on behalf of the Registrant and in his capacity as principal financial and accounting officer)	May 6, 2020