Form 10-Q
period 2020-06-30
AKCEA THERAPEUTICS, INC.
filed 2020-08-05
CIK 1662524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

The number of shares of common stock outstanding as of July 29, 2020 was 101,598,619.

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

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$135,744	$306,866
Short-term investments	254,144	156,806
Accounts receivable	14,049	10,496
Receivable from Ionis Pharmaceuticals, Inc.	—	3,231
Inventories	13,756	8,817
Other current assets	10,480	10,689
Total current assets	428,173	496,905
Property, plant and equipment, net	5,895	5,261
Operating lease right-of-use assets	10,646	11,094
Intangible assets, net	80,127	83,051
Deposits and other assets	3,096	2,939
Total assets	$527,937	$599,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,253	$10,216
Payable to Ionis Pharmaceuticals, Inc.	5,320	—
Accrued compensation	8,313	12,793
Accrued liabilities	12,316	14,191
Deferred revenue	263	2,165
Other current liabilities	4,716	2,633
Total current liabilities	35,181	41,998
Long-term portion of lease liabilities	13,545	14,248
Other long-term liabilities	183	—
Total liabilities	48,909	56,246
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized at June 30, 2020 and December 31, 2019; 101,509,223 and 100,993,173 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	102	101
Additional paid-in capital	1,051,142	1,024,168
Accumulated other comprehensive income	1,481	5
Accumulated deficit	(573,697)	(481,270)
Total stockholders’ equity	479,028	543,004
Total liabilities and stockholders’ equity	$527,937	$599,250

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product revenue, net	$16,364	$9,865	$31,523	$16,619
Licensing revenue	—	6,036	—	6,036
Research and development and license revenue under collaborative agreements	6,013	10,722	6,928	167,784
Total revenue	22,377	26,623	38,451	190,439

Expenses:
Cost of sales - product	3,628	1,364	6,992	2,405
Cost of sales - intangible asset amortization	1,418	1,419	2,837	2,822
Cost of license	—	3,000	—	3,000
Research and development	29,731	20,271	47,086	119,890
Selling, general and administrative	42,139	50,740	88,385	95,342
Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.	(3,448)	(11,465)	(10,499)	(20,521)
Total expenses	73,468	65,329	134,801	202,938

Loss from operations	(51,091)	(38,706)	(96,350)	(12,499)

Other income (expense):
Investment income	1,055	1,571	2,826	2,795
Other expense	(146)	(28)	(276)	(140)

Loss before income tax expense	(50,182)	(37,163)	(93,800)	(9,844)

Income tax benefit (expense)	605	(160)	1,373	(292)

Net loss	$(49,577)	$(37,323)	$(92,427)	$(10,136)

Net loss per share of common stock owned by Ionis, basic and diluted	$(0.49)	$(0.40)	$(0.91)	$(0.06)
Weighted-average shares of common stock outstanding owned by Ionis, basic and diluted	77,094,682	70,221,338	77,094,682	69,406,181
Net loss per share of common stock owned by others, basic and diluted	$(0.49)	$(0.40)	$(0.91)	$(0.26)
Weighted-average shares of common stock outstanding owned by others, basic and diluted	24,381,592	22,573,900	24,195,990	22,351,368

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(49,577)	$(37,323)	$(92,427)	$(10,136)
Unrealized gains on investments, net of tax	1,016	10	1,393	222
Currency translation adjustment	74	(93)	83	(8)
Comprehensive loss	$(48,487)	$(37,406)	$(90,951)	$(9,922)

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months Ended June 30, 2019 and 2020

(In thousands)

(Unaudited)

	For the Three Months Ended June 30, 2019
	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2019	92,635	$93	$883,653	$(27)	$(494,855)	$388,864
Net loss	—	—	—	—	(37,323)	(37,323)
Change in unrealized gains, net of tax	—	—	—	10	—	10
Currency translation adjustment	—	—	—	(93)	—	(93)
Issuance of common stock in connection with employee stock plans	286	—	2,821	—	—	2,821
Stock-based compensation expense	—	—	14,363	—	—	14,363
Balance at June 30, 2019	92,921	93	900,837	(110)	(532,178)	368,642

	For the Three Months Ended June 30, 2020
	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2020	101,349	$101	$1,033,319	$391	$(524,120)	$509,691
Net loss	—	—	—	—	(49,577)	(49,577)
Change in unrealized gains, net of tax	—	—	—	1,016	—	1,016
Currency translation adjustment	—	—	—	74	—	74
Issuance of common stock in connection with employee stock plans	160	1	1,702	—	—	1,703
Stock-based compensation expense	—	—	16,121	—	—	16,121
Balance at June 30, 2020	101,509	$102	$1,051,142	$1,481	$(573,697)	$479,028

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Six Months Ended June 30, 2019 and 2020

(In thousands)

(Unaudited)

	For the Six Months Ended June 30, 2019
	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	89,346	$89	$799,001	$(324)	$(522,042)	$276,724
Net loss	—	—	—	—	(10,136)	(10,136)
Change in unrealized gains, net of tax	—	—	—	222	—	222
Currency translation adjustment	—	—	—	(8)	—	(8)
Issuance of common stock in connection with employee stock plans	738	1	7,408	—	—	7,409
Issuance of common stock in connection with Ionis sublicense fee	2,837	3	74,997	—	—	75,000
Distribution to Ionis	—	—	(13,492)	—	—	(13,492)
Stock-based compensation expense	—	—	32,923	—	—	32,923
Balance at June 30, 2019	92,921	$93	$900,837	$(110)	$(532,178)	$368,642

	For the Six Months Ended June 30, 2020
	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	100,993	$101	$1,024,168	$5	$(481,270)	$543,004
Net loss	—	—	—	—	(92,427)	(92,427)
Change in unrealized gains, net of tax	—	—	—	1,393	—	1,393
Currency translation adjustment	—	—	—	83	—	83
Issuance of common stock in connection with employee stock plans	520	1	3,648	—	—	3,649
Stock-based compensation expense	—	—	23,402	—	—	23,402
Payments of tax withholdings related to exercise of employee stock options	(4)	—	(76)	—	—	(76)
Balance at June 30, 2020	101,509	$102	$1,051,142	$1,481	$(573,697)	$479,028

See accompanying notes.

AKCEA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(92,427)	$(10,136)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	424	400
Amortization of right-of-use operating lease assets	448	501
Amortization of intangibles	2,924	2,908
Amortization of premium/discount on investment securities, net	747	(434)
Non-cash sublicensing expense	—	75,000
Stock-based compensation expense	23,402	32,923
Changes in operating assets and liabilities:
Accounts receivable	(3,553)	(4,596)
Other current and long-term assets	(2,026)	(966)
Inventories	(2,415)	(4,014)
Accounts payable	(6,001)	(2,890)
Payable/receivable from Ionis Pharmaceuticals, Inc.	8,089	(26,812)
Income tax receivable	(446)	—
Accrued compensation	(4,480)	(1,062)
Accrued liabilities	576	2,128
Income taxes payable	(888)	(169)
Deferred revenue	(1,902)	(12,958)
Net cash (used in) provided by operating activities	(77,528)	49,823

Investing activities:
Purchases of short-term investments	(215,329)	(78,606)
Proceeds from maturity of short-term investments	118,637	100,043
Purchases of property, plant and equipment	(558)	(1,389)
Net cash (used in) provided by investing activities	(97,250)	20,048

Financing activities:
Proceeds from issuance of equity	3,649	7,409
Distribution to Ionis Pharmaceuticals, Inc.	—	(13,492)
Payments of tax withholdings related to exercise of employee stock awards	(76)	—
Net cash provided by (used in) financing activities	3,573	(6,083)
Effect of exchange rates on cash	83	(8)

Net (decrease) increase in cash and cash equivalents	(171,122)	63,780
Cash, cash equivalents and restricted cash at beginning of period	309,250	88,838
Cash, cash equivalents and restricted cash at end of period	$138,128	$152,618

Supplemental disclosures of non-cash financing activities:

Purchase of property, plant and equipment included in accounts payable	$38	$—
Purchases of property, plant and equipment included in payable to Ionis Pharmaceuticals, Inc.	$462	$—
Right-of-use assets obtained in exchange for lease liabilities	$—	$363

See accompanying notes.

The following table presents the line items and amounts of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	June 30,	June 30,
	2020	2019
Cash and cash equivalents	$135,744	$150,234
Restricted cash included in deposits and other assets	2,384	2,384
Total cash, cash equivalents and restricted cash	$138,128	$152,618

See accompanying notes.

AKCEA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

1.	Organization and Basis of Presentation

We were incorporated in Delaware in December 2014. We were organized by Ionis Pharmaceuticals, Inc., or Ionis, to focus on developing and commercializing medicines to treat patients with serious and rare diseases. On July 19, 2017, we completed our initial public offering, or IPO. As of June 30, 2020, Ionis owned approximately 76% of our common stock and is our majority shareholder. Prior to our IPO, we were wholly owned by Ionis.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The condensed consolidated financial statements include the accounts of Akcea Therapeutics, Inc. and our wholly owned subsidiaries ("we," "our," and "us"). All intercompany transactions and balances were eliminated in consolidation. We included all normal recurring adjustments in the financial statements that we considered necessary for a fair presentation of our financial position and our operating results and cash flows for the interim periods ended June 30, 2020 and 2019. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. We believe that our currently available funds of $389.9 million as of June 30, 2020 will be sufficient to fund our operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. We have generally incurred losses since our inception and have funded our cash flow deficits primarily through the issuance of capital stock and proceeds from license and collaboration agreements. As of June 30, 2020, we had an accumulated deficit of $573.7 million. During the three and six months ended June 30, 2020, we generated losses of $49.6 million and $92.4 million, respectively, and we used $77.5 million of cash for our operating activities during the six months ended June 30, 2020. We expect to generate operating losses and negative operating cash flows for the foreseeable future; however, we may generate positive cash flows from significant upfront payments associated with out-licensing transactions. The transition to sustained profitability is dependent upon the successful development, approval, and commercialization of our products and product candidates and the achievement of a level of revenue adequate to support our cost structure. Management’s belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties on our future results. If actual results are different from management’s estimates, we may need to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our medicines even if we would otherwise prefer to develop and commercialize the medicines ourselves.
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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. We place our cash, cash equivalents and short-term investments with reputable financial institutions. We primarily invest our excess cash in commercial paper and debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Standard & Poor's, or S&P, Moody's, or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

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

In November 2018, the FASB issued clarifying guidance on the interaction between the collaboration accounting guidance and the new revenue recognition guidance we adopted on January 1, 2018 (Topic 606). Below is the clarifying guidance and how we implemented it (in italics):

1)	When a participant is considered a customer in a collaborative arrangement, all of the associated accounting under Topic 606 should be applied.
•	We apply all of the associated accounting under Topic 606 when we determine a participant in a collaborative arrangement is a customer.
2)

Adds “unit of account” concept to collaboration accounting guidance to align with Topic 606. The “unit of account” concept is used to determine if revenue is recognized or if a contra expense is recognized from consideration received under a collaboration.

•	We use the “unit of account” concept when we receive consideration under a collaboration agreement to determine when we recognize revenue or a contra expense.
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

Net product revenue consists of sales of TEGSEDI and WAYLIVRA. TEGSEDI is sold in the U.S. and the European Union, or E.U. On May 7, 2019, we obtained regulatory approval of WAYLIVRA in Europe, following which we began to commercialize WAYLIVRA in the E.U.

During the three and six months ended June 30, 2020 we recorded product revenue, net, of $16.4 million and $31.5 million, respectively. We recorded product revenue, net, of $9.9 million and $16.6 million for the same periods in 2019. The following table summarizes balances and activity in each of our product revenue allowance and reserve categories (in thousands):

	Chargebacks, discounts and fees	Government and other rebates	Returns	Total
Balance at December 31, 2019	$270	$1,353	$197	$1,820
Provision related to current period sales	1,044	4,830	58	5,932
Adjustment related to prior period sales	(66)	83	—	17
Credits or payments made during the period	(1,093)	(1,790)	—	(2,883)
Balance at June 30, 2020	$155	$4,476	$255	$4,886

Balance at December 31, 2018	$50	$293	$5	$348
Provision related to current period sales	438	774	138	1,350
Adjustment related to prior period sales	(4)	(25)	—	(29)
Credits or payments made during the period	(311)	(210)	—	(521)
Balance at June 30, 2019	$173	$832	$143	$1,148

The following table presents the balance of our receivables and contract liabilities related to net product revenue (in thousands):

	June 30, 2020	December 31, 2019
Receivables included in "Accounts receivable"	$13,536	$6,946
Contract liabilities included in "Accrued liabilities"	4,632	1,550

4.	Revenue from Collaboration and License Agreements

Net revenue from our partners in connection with our collaboration and license agreements consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
License Agreement with Pfizer	$5,735	$—	$6,339	$—
Strategic Collaboration with Novartis	278	10,722	589	167,784
Collaboration and License Agreement with PTC Therapeutics	—	6,036	—	6,036
Total net revenue from partners	$6,013	$16,758	$6,928	$173,820

The following table presents the balance of our receivables and contract liabilities related to our collaboration and license agreements associated with our partners (in thousands):

	June 30, 2020	December 31, 2019
Receivables included in "Accounts receivable"	$513	$3,550
Contract liabilities included in "Deferred revenue"	263	1,322

During the three and six months ended June 30, 2020, we recognized the following revenue as a result of the change in the contract liability balances related to our collaboration and license agreements associated with our partners (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenue recognized in current period from:
Amounts included in deferred revenue at the beginning of the period	$455	$1,059

License Agreement with Pfizer

In October 2019, we entered into a license agreement with Pfizer, or the Pfizer License Agreement, for the development and commercialization of vupanorsen (previously referred to as AKCEA-ANGPTL3-LRx). Under the terms of the Pfizer License Agreement, we granted Pfizer an exclusive license to further develop, manufacture and commercialize vupanorsen worldwide, subject to our potential participation in co-commercialization. We are responsible for completing a Phase 2 clinical trial and providing limited quantities of active pharmaceutical ingredient, or API, for vupanorsen.

We received a $250.0 million upfront payment in the fourth quarter of 2019 from Pfizer. We issued 6,873,344 shares of our common stock to Ionis as payment of the $125.0 million sublicense fee due under our development, commercialization and license agreement related to our cardiometabolic franchise, or Cardiometabolic License Agreement, with Ionis and recorded it as a research and development expense in our condensed consolidated statement of operations.

At commencement of the Pfizer License Agreement, we identified the following three distinct performance obligations:

•	A license to develop and commercialize vupanorsen and the related know-how;

•	Activities to develop vupanorsen; and

•	The existing supply of vupanorsen API.

We concluded that the three performance obligations were distinct because Pfizer has full use of the obligations without any continuing involvement from us. Further, Pfizer, or another third party, could provide these obligations without our assistance.

We determined the transaction price for the Pfizer License Agreement to be the $250.0 million upfront payment we received from Pfizer. None of the development or regulatory milestone payments under this agreement were included in the upfront transaction price. We concluded that such future payments pursuant to the Pfizer License Agreement will be recognized when it is probable that Pfizer will achieve the related development or regulatory milestones.

Based on the distinct performance obligations under the Pfizer License Agreement, we allocated the $250.0 million transaction price based on the relative stand-alone selling prices of each of our performance obligations as follows:

•	$245.6 million for the transfer of the license of vupanorsen and the related know-how;

•	$2.2 million for the conduct of activities to develop vupanorsen; and

•	$2.2 million for the delivery of the existing vupanorsen API.

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

•

We are recognizing revenue relating to development activities performed using an input method by calculating costs incurred to date at each period end relative to total costs expected to be incurred. We are completing the Phase 2 clinical trial for vupanorsen and expect to complete our activities in the third quarter of 2020. Pfizer is responsible for conducting and funding all future development, regulatory and commercialization activities for vupanorsen; and

•	We recognized the amount attributed to the vupanorsen API supply when we delivered the API to Pfizer in the fourth quarter of 2019.

During the second quarter of 2020, Pfizer exercised its option to purchase additional vupanorsen API in accordance with the Pfizer License Agreement. We concluded that the option to purchase additional API did not constitute a material right as the API is being sold at its stand-alone selling price, and thus is not offered at a discount. Accordingly, we recognized $5.3 million of revenue relating to this option upon the delivery of vupanorsen API in the second quarter of 2020. Pfizer has the option to purchase additional vupanorsen API in the future at agreed upon terms and conditions pursuant to the Pfizer License Agreement.

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

During the three and six months ended June 30, 2020, we recognized $0.5 million and $1.1 million, respectively, of revenue related to our Pfizer License Agreement that was in our beginning deferred revenue balance. Our condensed consolidated balance sheets at June 30, 2020 and December 31, 2019 included deferred revenue of $0.3 million and $1.3 million, respectively, related to our development activities obligation under the Pfizer License Agreement.

Strategic collaboration with Novartis

In January 2017, we initiated a strategic collaboration with Novartis Pharma AG, or Novartis, for the development and commercialization of AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx. Under the terms of the Novartis collaboration, we agreed to complete a Phase 2 clinical trial, conduct an end-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, and provide initial quantities of API for each medicine.

AKCEA-APO(a)-LRx

In February 2019, Novartis exercised its exclusive option to license AKCEA-APO(a)-LRx. Novartis is responsible for conducting and funding all future development, regulatory and commercialization activities for AKCEA-APO(a)-LRx. Novartis has full use of the license without any continuing involvement from us, therefore making the license distinct from other performance obligations. Accordingly, we recognized the related license fee of $150.0 million in full in February 2019 upon exercise. We issued 2,837,373 shares of our common stock to Ionis to satisfy the $75.0 million sublicense fee due to Ionis for Novartis’ option exercise under our Cardiometabolic License Agreement with Ionis.

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

We will earn the next milestone payment of $25.0 million under this collaboration if Novartis reaches a specific level of enrollment related to the Phase 3 clinical trial for AKCEA-APO(a)-LRx. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx. Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. We will share any milestone payments and royalties equally with Ionis. AKCEA-APO(a)-LRx was recently granted Fast Track Designation by the FDA as a potential treatment for people at significant risk for cardiovascular disease due to elevated levels of lipoprotein(a), or Lp(a).

AKCEA-APOCIII-LRx

In December 2019, Novartis elected not to exercise its option to license AKCEA-APOCIII-LRx and terminated the strategic collaboration solely in relation to AKCEA-APOCIII-LRx. As a result, the development services performance obligation relating to AKCEA-APOCIII-LRx was satisfied and all revenue allocated to the development services revenue stream was fully recognized as of December 31, 2019.

As a result of Novartis’ election not to exercise its option, we retain the rights to further develop and commercialize AKCEA-APOCIII-LRx. We are no longer entitled to any future license fees, milestone payments or royalties from Novartis relating to AKCEA-APOCIII-LRx. In the second quarter of 2020, we repurchased $2.3 million of AKCEA-APOCIII-LRx API from Novartis to be used to further develop AKCEA-APOCIII-LRX. This amount is included in research and development expense on our condensed consolidated statement of operations.

Collaboration and License Agreement with PTC Therapeutics

In August 2018, we entered into a collaboration and license agreement with PTC Therapeutics International Limited, or the PTC License Agreement, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries, or the PTC Territory. In addition, in April 2019, we entered into a supply agreement with PTC Therapeutics International Limited, or PTC Therapeutics, providing them the option to purchase product from us subject to terms as described in the agreement. During the three and six months ended June 30, 2020, we did not recognize any revenue from our collaboration with PTC Therapeutics.

In May 2019, we received a $6.0 million milestone payment from PTC Therapeutics as a result of regulatory approval of WAYLIVRA in Europe. We paid Ionis a $3.0 million sublicense fee under our Cardiometabolic License Agreement and recorded it as a cost of license in our condensed consolidated statement of operations. In October 2019, we received a $4.0 million milestone payment from PTC Therapeutics as a result of regulatory approval of TEGSEDI in Brazil. We paid Ionis a $2.4 million sublicense fee under our development, commercialization, collaboration and license agreement with Ionis dated March 2018, or the TTR License Agreement, and recorded it as a cost of license in our condensed consolidated statement of operations. We did not include these milestone payments in the upfront transaction price as we concluded that such future payments pursuant to the PTC License Agreement will be recognized when it is probable that PTC Therapeutics will achieve the related regulatory milestones. After receiving regulatory approval for WAYLIVRA and TEGSEDI, we deemed the milestones probable and recognized $6.0 million and $4.0 million as license revenue during the second and fourth quarter of 2019, respectively.

We are eligible to receive an additional $4.0 million milestone payment upon receiving regulatory approval of WAYLIVRA in Brazil and royalties in the mid-twenty percent range on net sales of TEGSEDI and WAYLIVRA in the PTC Territory.

PTC Therapeutics’ obligation to pay royalties to us begins on the earlier of 12 months after the first commercial sale of TEGSEDI or WAYLIVRA in Brazil or the date that PTC Therapeutics recognizes revenue of at least $10.0 million in cumulative net sales of TEGSEDI or WAYLIVRA in the PTC Territory. PTC Therapeutics will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the market share of TEGSEDI or WAYLIVRA in the PTC Territory. Milestone payments and royalties that we are eligible to receive from PTC Therapeutics for TEGSEDI are split 60% to Ionis and 40% to Akcea in accordance with our TTR License Agreement. All WAYLIVRA milestone payments and royalties that we are eligible to receive from PTC Therapeutics are split equally with Ionis in accordance with our Cardiometabolic License Agreement. PTC Therapeutics is solely responsible for the commercialization of the products in the PTC Territory at its sole cost and expense, including the pursuit and maintenance of applicable regulatory approvals. Unless earlier terminated, the PTC License Agreement will continue in effect until the date on which the royalty term and all payment obligations with respect to all products in all countries in the PTC Territory have expired.

5.	Investments and Fair Value Measurements

Investments

As of June 30, 2020 and December 31, 2019, we primarily invested our excess cash in money market funds and debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by S&P, Moody’s or Fitch, respectively. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

The following is a summary of our investments at June 30, 2020 and December 31, 2019 (in thousands):

		Gross Unrealized		Estimated
June 30, 2020	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$81,143	$374	$(1)	$81,516
Debt securities issued by U.S. government agencies	118,414	489	(5)	118,898
Total securities with a maturity of one year or less	$199,557	$863	$(6)	$200,414

Corporate debt securities	$30,878	$354	$-	$31,232
Debt securities issued by U.S. government agencies	22,272	230	(4)	22,498
Total securities with a maturity of one to two years	53,150	584	(4)	53,730
Total available-for-sale securities	$252,707	$1,447	$(10)	$254,144

		Gross Unrealized		Estimated
December 31, 2019	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$105,679	$40	$(23)	$105,696
Debt securities issued by U.S. government agencies	38,970	30	(6)	38,994
Total securities with a maturity of one year or less	$144,649	$70	$(29)	$144,690

Corporate debt securities	$2,033	$5	$—	$2,038
Debt securities issued by U.S. government agencies	14,079	—	(3)	14,076
Total securities with a maturity of one to two years	16,112	5	(3)	16,114
Total available-for-sale securities	$160,761	$75	$(32)	$160,804

We recorded unrealized gains and losses related to the securities listed above as of June 30, 2020 and December 31, 2019. We believe that the decline in value of certain of these securities is temporary and primarily related to the change in market interest rates since purchase. We believe it is more likely than not that we will be able to hold these securities to maturity. Therefore, we anticipate a full recovery of the amortized cost basis of these securities at maturity.

All of our available-for-sale securities are available to us for use in our current operations. As a result, we categorized all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

Fair Value Measurements

The following tables present the investments we held at June 30, 2020 and December 31, 2019 that are regularly measured and carried at fair value. The table segregates our investments by level within the fair value hierarchy of valuation techniques used to determine their fair value (in thousands):

	At June 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$105,972	$105,972	$—
Corporate debt securities (3)	112,749	—	112,749
Debt securities issued by U.S. government agencies (3)	141,395	—	141,395
Total	$360,116	$105,972	$254,144

	At December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$285,510	$285,510	$—
Corporate debt securities (2)	107,735	—	107,735
Debt securities issued by U.S. government agencies (3)	53,069	—	53,069
Total	$446,314	$285,510	$160,804

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.
(2)

At December 31, 2019, $4.0 million was included in cash and cash equivalents on our condensed consolidated balance sheet, with the difference included in short-term investments on our condensed consolidated balance sheet.

(3)	Included in short-term investments on our condensed consolidated balance sheet.

6.	Property, Plant and Equipment

The following table presents property and equipment, at cost, and related accumulated depreciation (in thousands):

	June 30,	December 31,
	2020	2019
Furniture and fixtures	$1,819	$1,611
Computer equipment and software	459	289
Manufacturing equipment	454	416
Leasehold improvements	4,597	3,955
Total property and equipment, at cost	7,329	6,271
Less accumulated depreciation and amortization	(1,434)	(1,010)
Total property and equipment, net	$5,895	$5,261

We recorded depreciation expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively. We recorded depreciation expense of $0.2 million and $0.4 million for the same periods in 2019.

7.	Inventories

Prior to the regulatory approval of our medicines, we incur expenses for the manufacturing of drug product that could potentially be available to support the commercialization of our products. We record all such costs as research and development expenses until the first reporting period when regulatory approval has been received or is otherwise considered probable.

WAYLIVRA inventory-related costs incurred subsequent to April 1, 2019 and TEGSEDI inventory-related costs incurred subsequent to July 1, 2018 are reflected as inventories on our condensed consolidated balance sheet at the lower of cost or net realizable value under the first-in, first-out, or FIFO, basis. At June 30, 2020, a majority of our physical inventory for WAYLIVRA and a portion of our physical inventory for TEGSEDI included API that we produced prior to regulatory approval. As such, there is no cost basis for this API as we previously expensed the related costs as research and development expenses.

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

The following table presents inventories (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$9,544	$6,520
Work in process	3,471	2,039
Finished goods	741	258
Total inventories	$13,756	$8,817

8.	Intangible Assets, net

The following table presents intangible assets (in thousands):

	June 30,	December 31,	Estimated
	2020	2019	useful life
Acquired and in-licensed rights	$2,262	$2,262	7 - 21 Years
Capitalized regulatory approval milestones	90,000	90,000	16 Years
Less accumulated amortization	(12,135)	(9,211)
Total intangible assets, net	$80,127	$83,051

We recorded $1.4 million and $2.9 million, respectively, in amortization expense related to intangible assets during the three and six months ended June 30, 2020. For the same periods in 2019, we recorded $1.5 million and $2.9 million, respectively. Estimated future amortization expense for intangible assets as of June 30, 2020 is as follows (in thousands):

Years ended December 31,	Intangible Assets
Remainder of 2020	$2,955
2021	5,861
2022	5,856
2023	5,843
2024	5,822
Thereafter	53,790
$80,127

The weighted average remaining amortizable life of our patents was 10.6 years at June 30, 2020.

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

In connection with the transaction, we purchased $4.7 million of TEGSEDI inventory held by Ionis. In addition, in the first quarter of 2019 we purchased $13.5 million of TEGSEDI material held by Ionis. Prospectively we are responsible for the procurement of all additional inventory. The inventory and clinical material did not have a carrying value on the books of Ionis at the time of purchase. As such, in accordance with the accounting guidance for common control transactions above, we recorded the purchase of this commercial inventory and clinical material as a reduction of additional paid in capital as this amount represented a cash distribution to Ionis. Accordingly, we included this amount as a distribution to Ionis for purposes of net loss per share and we applied the two–class method as discussed in Note 11, Basic and Diluted Net Loss Per Share.

We also determined that the TTR License Agreement represented a collaboration arrangement as defined by ASC 808. Prior to April 1, 2018, Ionis was responsible for all costs associated with TEGSEDI and for the period from April 1, 2018 to December 31, 2018, we were responsible for all costs associated with TEGSEDI. We and Ionis share all costs associated with AKCEA-TTR-LRx from January 1, 2018 forward on a 50/50 basis. We recorded $3.1 million that we paid to Ionis for costs related to the period prior to the closing of the TTR License Agreement to equity, as these amounts were previously expensed in the financial statements of Ionis.

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

Both milestone payments are being amortized to cost of sales on a straight-line basis over the licensed assets’ expected useful life of approximately 16 years from the date of the initial regulatory approval milestone achievement. Amortization expense for the TTR intangible assets was $1.4 million and $2.8 million for the three and six months ended June 30, 2020, respectively. Amortization expense for the TTR intangible assets was $1.4 million and $2.8 million, respectively, for the same periods in 2019.

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

A summary of the loss share related to the commercial activities under the TTR License Agreement is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net losses incurred by the collaboration related to the commercial activities under the TTR License Agreement	$(5,922)	$(19,109)	$(17,724)	$(34,207)
Ionis' share of commercial losses under the TTR License Agreement reflected in our condensed consolidated statement of operations	(3,448)	(11,465)	(10,499)	(20,521)
Akcea's share of commercial losses under the TTR License Agreement reflected in our condensed consolidated statement of operations	$(2,474)	$(7,644)	$(7,225)	$(13,686)

A summary of the development expenses related to the TTR Agreement is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total development expense incurred by the collaboration related to development activities under the TTR License Agreement	$(18,185)	$(12,032)	$(36,516)	$(26,412)
Akcea's share of TTR development expense reflected in research and development expense in our condensed consolidated statement of operations	$(8,290)	$(5,265)	$(16,480)	$(11,398)

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

Pursuant to our various agreements with Ionis, as of June 30, 2020 we owed Ionis $5.3 million. As of December 31, 2019, Ionis owed us $3.2 million.

The following table summarizes the amounts recorded related to transactions with Ionis including amounts related to the TTR License Agreement for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Services performed by Ionis	$1,903	$1,075	$3,806	$2,150
Active pharmaceutical ingredient manufactured by Ionis	7,571	—	7,571	—
Sublicensing expenses	—	3,000	—	78,000
Out-of-pocket expenses paid by Ionis	1,453	1,275	2,038	2,846
Royalty expense	613	—	1,417	—
Less: commercial share of loss in connection with the TTR license transaction	(3,183)	(11,465)	(10,081)	(20,521)
Less: R&D share of loss in connection with the TTR license transaction	2,243	1,204	3,417	408
Total operating expenses (income) generated by transactions with Ionis	10,600	(4,911)	8,168	62,883
Plus: distribution to Ionis	—	—	—	13,492
Total net charges generated by transactions with Ionis	10,600	(4,911)	8,168	76,375
(Receivable) payable balance (from) to Ionis at the beginning of the period	(2,432)	(7,206)	(3,231)	18,901
Less: total amounts received from (paid to) Ionis during the period	2,432	4,206	5,663	(28,187)
Less: receivable from Ionis	(5,280)	—	(5,280)	—
Less: non-cash sublicensing expenses	—	—	—	(75,000)
Total amount payable (receivable) to (from) Ionis at period end	$5,320	$(7,911)	$5,320	$(7,911)

10.	Stock-Based Compensation

Stock Plans

2015 Equity Incentive Plan

In the second quarter of 2020, we increased the number of shares of common stock available for issuance under the 2015 Equity Incentive Plan, or 2015 Plan, by 5,000,000 shares to support future equity-based compensation. As of June 30, 2020, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2015 Plan, was 23,500,000 shares. The 2015 Plan also provides for the grant of nonstatutory stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, restricted stock awards and restricted stock unit awards, or RSUs. At June 30, 2020, a total of 10,388,835 stock options were outstanding, of which 3,569,106 were exercisable, 1,502,975 RSU awards were outstanding, and 6,607,438 shares were available for future grant under the 2015 Plan.

2017 Employee Stock Purchase Plan

On January 1, 2020, 500,000 shares of common stock were added to the 2017 Employee Stock Purchase Plan, or 2017 ESPP. In accordance with the provisions of our 2017 ESPP, the number of shares of our common stock reserved for issuance under the 2017 ESPP automatically increases on January 1st of each calendar year. Under the 2017 ESPP, participating employees can elect to have a portion of their base pay withheld during a consecutive payment period for the purchase of shares of our common stock. At the conclusion of each offering period, participating employees can purchase shares of our common stock at 85% of the lesser of the closing price at the beginning or at the end of the period. As of June 30, 2020, the aggregate number of shares of common stock reserved under the 2017 ESPP was 2,000,000 and we had 1,893,951 shares available for future issuance under the 2017 ESPP. During the three and six months ended June 30, 2020, no shares and 34,774 shares were issued under our 2017 ESPP, respectively. At June 30, 2020, accrued compensation included $0.3 million of 2017 ESPP contributions for which we anticipate issuing the related shares in the third quarter of 2020.

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

We use the Black-Scholes model to estimate the fair value of stock options granted and stock purchase rights under our 2017 ESPP. The expected term of stock options granted represents the period of time that we expect them to be outstanding. As we do not have sufficient historical information, we use the simplified method for estimating the expected term. Under the simplified method, we calculate the expected term as the average time-to-vesting and the contractual life of the options. As we gain additional historical information, we will transition to calculating our expected term based on our exercise patterns. For the six months ended June 30, 2020 and 2019, we used the following weighted-average assumptions in our Black-Scholes calculations:

Employee Stock Options:

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	1.3%	2.5%
Dividend yield	0.0%	0.0%
Volatility	74.5%	76.3%
Expected life	6.1 years	6.1 years

Board of Directors Stock Options:

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	0.8%	1.9%
Dividend yield	0.0%	0.0%
Volatility	75.3%	74.3%
Expected life	5.7 years	6.3 years

2017 ESPP:

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	1.0%	2.5%
Dividend yield	0.0%	0.0%
Volatility	71.9%	64.1%
Expected life	6 months	6 months

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales - product	$350	$137	$587	$255
Research and development expenses	3,484	2,563	4,833	6,484
Selling, general and administrative expenses	12,287	11,663	17,982	26,184
Total	$16,121	$14,363	$23,402	$32,923

As of June 30, 2020, total unrecognized, estimated non-cash stock-based compensation expense related to unvested stock options and RSUs was $53.2 million and $18.9 million, respectively. We will adjust total unrecognized compensation cost for future forfeitures. We expect to recognize the cost of non-cash stock-based compensation expense related to unvested stock options and RSUs over a weighted average amortization period of 1.5 years and 1.6 years, respectively.
11.	Basic and Diluted Net Loss Per Share

In the first quarter of 2019, we purchased inventory from Ionis and the amount paid to Ionis was in excess of Ionis’ carrying value of the related assets acquired. In accordance with accounting guidance for common control transactions, this distribution was treated as a dividend to Ionis; therefore, we have applied the two-class method of net loss per share to reflect the allocation of this distribution to the participating Ionis common shares.

The two-class method is an earnings allocation formula that determines net loss per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. For the purposes of calculating net loss per share under the two-class method, we have allocated the net loss between common stock owned by Ionis and common stock owned by others.

Basic net loss per share for each class of stock is computed by dividing total distributable losses applicable to common stock owned by Ionis and common stock owned by others by the weighted-average number of common shares outstanding during the requisite period.

The following table summarizes the distributable losses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(49,577)	$(37,323)	$(92,427)	$(10,136)
Distributions to Ionis	—	—	—	(13,492)
Distributable losses	$(49,577)	$(37,323)	$(92,427)	$(23,628)

The following table summarizes the reconciliation of weighted-average shares outstanding used in the calculation of basic loss per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Determination of shares:
Weighted-average common shares outstanding owned by Ionis	77,094,682	70,221,338	77,094,682	69,406,181
Weighted-average common shares outstanding owned by others	24,381,592	22,573,900	24,195,990	22,351,368
Total weighted-average common shares outstanding	101,476,274	92,795,238	101,290,672	91,757,549

The following table summarizes the calculation of basic loss per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Losses allocated to Ionis	$(37,665)	$(28,244)	$(70,348)	$(17,872)
Plus: Distribution to Ionis	—	—	—	13,492
Losses available to Ionis	$(37,665)	$(28,244)	$(70,348)	$(4,380)
Weighted-average common shares outstanding owned by Ionis	77,094,682	70,221,338	77,094,682	69,406,181
Basic loss per common share owned by Ionis	$(0.49)	$(0.40)	$(0.91)	$(0.06)

Losses allocated to common shares owned by others	$(11,912)	$(9,079)	$(22,079)	$(5,756)
Weighted-average common shares outstanding owned by others	24,381,592	22,573,900	24,195,990	22,351,368
Basic loss per common share owned by others	$(0.49)	$(0.40)	$(0.91)	$(0.26)

For the three and six months ended June 30, 2020 and June 30, 2019 we incurred a net loss; therefore, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Common stock from the following would have had an anti-dilutive effect on net loss per share:

•	Options to purchase common stock;
•	Unvested RSUs; and
•	Employee Stock Purchase Plan.

12.	Contractual Obligations and Commitments

Operating Lease

The following table summarizes the contractual lease obligations as of June 30, 2020 (in thousands):

Years ended December 31,	Operating Leases
Remainder of 2020	$1,215
2021	2,371
2022	2,403
2023	2,400
2024	2,395
Thereafter	9,565
Total minimum lease payments	$20,349

Purchase Commitments

Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Such obligations are related principally to inventory purchase orders based on our current manufacturing needs and require significant lead times to be fulfilled by our vendors. Purchase commitments exclude agreements that are cancelable without penalty. As of June 30, 2020, our purchase commitments for the following 12 months were $1.1 million.

13.	Income Taxes

We recorded an income tax benefit of $0.6 million and $1.4 million for the three and six months ended June 30, 2020, respectively, compared to income tax expense of $0.2 million and $0.3 million for the same periods in 2019. We recorded an income tax benefit for the six months ended June 30, 2020 primarily due to the tax benefit of $1.7 million related to the Coronavirus, Aid, Relief and Economic Security Act, or CARES Act, signed into law on March 27, 2020, which is partially offset by income tax expense related to taxable income earned in certain foreign jurisdictions.

Under the Tax Cut and Jobs Act of 2017, or the Tax Act, federal net operating losses incurred in 2018 and in future years could be carried forward indefinitely, but the deductibility of such federal net operating losses was limited. The CARES Act temporarily removes the limitation on net operating loss deductions, resulting in the $1.7 million tax benefit recorded for the six months ended June 30, 2020. The limitation on the deductibility of federal net operating losses is reinstated for tax years beginning after 2020.

14.	Legal Proceedings

On July 16, 2020, a purported Company stockholder filed an action in the Delaware Court of Chancery captioned John Makris, et al. v. Stanley T. Crooke, et al., C.A. No. 2020-0587, or the “Delaware Action.” The plaintiff in the Delaware Action asserts claims against (i) current and former members of our board of directors; and (ii) Ionis Pharmaceuticals, Inc., or collectively, the Defendants. The plaintiff asserts derivative claims on behalf of Akcea, which is a nominal defendant in the Delaware Action, as well as putatively direct claims on behalf of a purported class of our stockholders. The plaintiff in the Delaware action asserts that the Defendants breached their fiduciary duties in connection with the licensing transaction that we and Ionis entered into regarding inotersen and AKCEA-TTR-LRx. The plaintiff also asserts an unjust enrichment claim against Ionis. The plaintiff’s claims are similar to those asserted in a prior action in the Delaware Court of Chancery captioned City of Cambridge Retirement System v. Crooke, et al., C.A. No. 2019-0905, which was dismissed with prejudice to the named plaintiff only on April 8, 2020. We believe that the claims asserted in the Delaware Action are without merit and anticipate filing a motion to dismiss the claims.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context requires otherwise, “Akcea,” “Company,” “we,” “our,” and “us,” means Akcea Therapeutics, Inc. and our subsidiaries.

Forward-Looking Statements

In addition to historical information contained in this Report on Form 10-Q, this Report includes forward-looking statements regarding our financial position, outlook, business, and the therapeutic use and commercialization of TEGSEDI®, WAYLIVRA® and our other products in development. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “expectation,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are subject to certain risks and uncertainties, particularly risks related to our financial condition and need for additional capital, the clinical development and regulatory review and approval of our medicines, the commercialization of our medicines, our dependence on third parties to develop and commercialize our medicines, our relationship with Ionis Pharmaceuticals, Inc., our controlling stockholder, and risks related to our business and industry generally, such as risks inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely on these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings. In particular, we caution you that our forward-looking statements are subject to the ongoing and developing circumstances related to the COVID-19 Pandemic, which may have a material adverse effect on our business, operations and future financial results. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements, like all statements in the Report, speak only as of the date of this Report (unless another date is indicated). Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Overview

We are a commercial-stage biopharmaceutical company developing and marketing transformative medicines to treat patients with serious and rare diseases. Our large and potentially advancing pipeline of medicines in late-stage development and medicines on the market allows us to capitalize on our strengths in supporting patients, healthcare professionals and caregivers in treating serious and rare diseases. To optimize the value of our medicines to treat larger patient populations, we add to our own capabilities the strengths of partners to provide additional expertise, resources and commercial capabilities. We believe our strong relationship with our majority shareholder, Ionis Pharmaceuticals, Inc., or Ionis, should allow us to continue to expand our pipeline.

We have a robust portfolio of antisense medicines, both on the market and in development, covering multiple targets and diseases that we have licensed from Ionis. We are highly focused on commercializing our approved therapies, TEGSEDI and WAYLIVRA. TEGSEDI is indicated to treat adults with the polyneuropathy caused by hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, and has been approved and commercialized in the United States, or U.S., the European Union, or E.U. and Canada as well as approved in Brazil. WAYLIVRA is indicated as an adjunct to diet to treat adult patients with genetically confirmed familial chylomicronemia syndrome, or FCS, who are at high risk for pancreatitis, for whom response to diet and triglyceride lowering therapy has been inadequate. WAYLIVRA has been approved and commercialized in the E.U. A Marketing Authorization Application was submitted to ANVISA in Brazil through PTC Therapeutics International Limited, or PTC Therapeutics, for WAYLIVRA.

We are advancing a mature pipeline of novel medicines with the potential to treat multiple diseases. In addition to TEGSEDI and WAYLIVRA, our pipeline includes two medicines in Phase 3 clinical trials, AKCEA-APO(a)-LRx, which is partnered with Novartis Pharma AG, or Novartis, and AKCEA-TTR-LRx. We also have two additional medicines that have each completed a positive Phase 2 clinical trial, AKCEA-ANGPTL3-LRx, which is now called vupanorsen and is partnered with Pfizer, Inc., or Pfizer, and AKCEA-APOCIII-LRx. All of our medicines are based on Ionis’ antisense technology platform. Our medicines in development use Ionis' advanced LIgand Conjugated Antisense, or LICA, technology, which enhances the effective uptake and activity of these medicines in particular tissues.

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

TEGSEDI was discovered and developed by Ionis and was licensed by us in April 2018. In addition to TEGSEDI, we and Ionis are co-developing AKCEA-TTR-LRx for hereditary and wild-type forms of transthyretin amyloidosis, or ATTR amyloidosis. We and Ionis initiated clinical development of AKCEA-TTR-LRx in December 2018 and presented positive Phase 1 data results in September 2019. The data showed a >90% knockdown of TTR following administration in healthy volunteers and a positive safety and tolerability profile. In November 2019, we and Ionis initiated a broad Phase 3 program, starting with the NEURO-TTRansform Phase 3 clinical trial for AKCEA-TTR-LRx in patients with polyneuropathy caused by hATTR amyloidosis. In January 2020, we and Ionis announced the initiation of the CARDIO-TTRansform Phase 3 cardiovascular outcomes clinical trial for AKCEA-TTR-LRx in patients with transthyretin-mediated amyloid cardiomyopathy, or ATTR cardiomyopathy.

In April 2020, results from the ongoing, open-label extension, or OLE, study of the pivotal NEURO-TTR trial were published in the European Journal of Neurology. The primary objective of the OLE study was to evaluate the safety and tolerability of long-term treatment with TEGSEDI. Secondary objectives of the study included understanding progression based on measures such as the modified Neuropathy Impairment Score +7 (mNIS+7) and the Norfolk Quality of Life Questionnaire-Diabetic Neuropathy (Norfolk QoL-DN). Understanding changes over time in generic health-related quality of life based on the Short Form 36 Health Survey (SF-36) was an exploratory objective. This interim analysis, published in the European Journal of Neurology, shows that treatment with TEGSEDI was not associated with additional safety concerns or signs of increased toxicity in study participants treated for up to five years. Treatment with TEGSEDI resulted in continued efficacy in patients after two years. Results also showed that patients who started treatment with TEGSEDI earlier (received TEGSEDI treatment in the NEURO-TTR study) achieved greater long-term disease stabilization compared to those who switched from placebo to TEGSEDI in the OLE study.

Cardiometabolic

Our lipid/cardiometabolic medicines, WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-APOCIII-LRx and vupanorsen, are all based on antisense technology developed by Ionis. WAYLIVRA was granted conditional marketing authorization approval in the E.U. on May 3, 2019 and commercially launched in the E.U. in August 2019. We are commercializing WAYLIVRA across the E.U. The approval of WAYLIVRA in the E.U. followed a positive recommendation by the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. We are leveraging and optimizing our existing commercial infrastructure in Europe to market WAYLIVRA. In addition, we are focused on regulatory discussions for WAYLIVRA in the U.S. and Canada. On May 10, 2018, the U.S. Food and Drug Administration’s, or FDA’s, Endocrinologic and Metabolic Drugs Advisory Committee voted to support approval of WAYLIVRA for the treatment of people with FCS. On August 27, 2018, we and Ionis announced that we received a Complete Response Letter from the Division of Metabolism and Endocrinology Products of the FDA regarding the New Drug Application for WAYLIVRA. The FDA did not cite any new concerns beyond those described in the Advisory Committee briefing book, in which the main areas of focus were the dosing schedule and management of thrombocytopenia. We continue to feel strongly that WAYLIVRA demonstrates a favorable benefit/risk profile in people with FCS, as was reflected in the positive outcome from the Advisory Committee meeting. In November 2018, we received a Notice of Noncompliance withdrawal letter, or NON-W, from Health Canada for WAYLIVRA. Our discussions with the FDA are ongoing and we plan to refile.

FCS is a serious and rare disease caused by impaired function of the enzyme lipoprotein lipase, or LPL, and characterized by severe hypertriglyceridemia and a risk of acute pancreatitis. Further, the lives of patients with this disease are impacted daily by the associated symptoms. In our Phase 3 clinical trial, we have observed consistent and substantial (>70%) decreases in triglycerides and improvements in other manifestations of FCS, including pancreatitis attacks and abdominal pain. The final study results from the Phase 3 APPROACH clinical trial were published in the August 2019 issue of The New England Journal of Medicine. We believe the safety and efficacy data from the WAYLIVRA program demonstrate a favorable risk-benefit profile for patients with FCS. The FDA and the EMA have granted orphan drug designation to WAYLIVRA for the treatment of patients with FCS.

AKCEA-APO(a)-LRx completed Phase 2 in 2018 and Novartis has initiated the Phase 3 program. This medicine was recently granted Fast Track Designation by the FDA as a potential treatment for people at significant risk for cardiovascular disease due to elevated levels of lipoprotein(a), or Lp(a).

On January 2, 2020, results from the Phase 2 clinical trial evaluating AKCEA-APO(a)-LRx in patients with established cardiovascular disease, or CVD, and elevated levels of lipoprotein(a), or Lp(a), were published in The New England Journal of Medicine, or NEJM.

The randomized, double-blind, placebo-controlled, dose-ranging study of 286 patients with established CVD and elevated Lp(a) is the largest ever conducted specifically for people with elevated Lp(a).  It is also the largest and longest study to date evaluating the Ionis LICA technology platform, with patients treated for up to 1 year and all patients treated for a minimum of six months.

The study demonstrated that, following treatment, patients experienced significant dose-dependent reductions in Lp(a) at all dose levels studied with up to an 80% reduction in Lp(a) at the highest cumulative dose regimen. Approximately 98% of patients at the 80 mg monthly dose regimen achieved Lp(a) levels below 125 nmol/L (~50 mg/dL). Significant dose-dependent reductions in LDL-C, apoB, OxPL-apoB and OxPL-apo(a) from baseline were also observed. The majority of adverse events were mild or moderate, with the most frequent adverse events being injection site reactions, or ISRs. ISRs occurred in 27% and 6% of patients on treatment and those on placebo, respectively, and were mostly mild. One patient discontinued treatment due to an ISR. There were no differences in platelet counts, liver and renal parameters, or flu-like symptoms in patients administered AKCEA-APO(a)-LRx compared to patients administered placebo. AKCEA-APO(a)-LRx is continuing to progress well and is on track for a data readout in 2024.

On January 22, 2020, we and Ionis announced positive topline data results from the Phase 2 clinical trial of AKCEA-APOCIII-LRx in 114 patients with hypertriglyceridemia who are at risk for or have established CVD. The objective of the Phase 2 multicenter, randomized, double-blind, placebo-controlled, dose-ranging clinical trial was to evaluate the safety and efficacy of different doses and dosing frequencies of AKCEA-APOCIII-LRx. The study met the primary endpoint of significant triglyceride lowering and multiple secondary endpoints with a favorable safety and tolerability profile. We plan to initiate a Phase 3 clinical trial in patients with FCS this year.

On January 28, 2020, we and Ionis announced positive topline data results from the Phase 2 clinical trial of vupanorsen in 105 patients with hypertriglyceridemia, type 2 diabetes and non-alcoholic fatty liver disease, or NAFLD.  The objective of the multicenter, randomized, double-blind, placebo-controlled, dose-ranging Phase 2 clinical trial was to evaluate the safety and efficacy of vupanorsen. The study met the primary endpoint of significant triglyceride lowering and multiple secondary endpoints with a favorable safety and tolerability profile.

We and Ionis will present data from our Phase 2 clinical trial of vupanorsen and our phase 2 clinical trial of AKCEA-APOCIII-LRx at an upcoming medical congress in the third quarter of 2020.

COVID-19

Since December 2019, multiple novel strains of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, have spread worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, or the COVID-19 Pandemic. The impact of the COVID-19 Pandemic on the global economy and on our business continues to be a fluid situation. We responded quickly across our organization to protect the health and safety of our team, customers and patients in our clinical trials, support our partners and vendors and mitigate risk. We continue to proactively assess, monitor and respond to domestic and international developments related to the COVID-19 Pandemic, and we have implemented risk-mitigation plans as needed to minimize the impact on our clinical trials, supply chain and business operations. In addition, at the recommendation of our COVID-19 task force, including international functional leadership and medical staff, we have taken steps to protect the health and welfare of our employees by temporarily closing our offices and generally suspending business-related travel, while continuing our efforts to serve customers and patients who rely on us.

Our marketed products are administered through self-injection in the comfort and safety of a patient’s home and do not require a patient go to an infusion center or hospital for treatment.  To date, our at-home services offered to patients on therapy have continued without interruption.

After careful review of our operations, while the ongoing and developing circumstances related to the COVID-19 Pandemic remain uncertain, we believe that we are well positioned to address challenges related to the COVID-19 Pandemic and to continue to advance both our commercial medicines and our clinical programs. We formed a multi-disciplinary COVID-19 task force to collect, monitor and analyze evolving information regarding the COVID-19 Pandemic and to make recommendations to our executive leadership team and board of directors regarding risk identification and mitigation planning. Thus far, our employees have rapidly adapted to working remotely and we are monitoring the COVID-19 Pandemic on a daily basis to ensure we have all necessary plans in place for mitigating disruptions in our operations, including our commercialization efforts, clinical programs and ongoing drug supply and nursing support for patients and clinicians. Like other companies, our clinical trials have experienced disruption due to access limitations to institutions currently impacted, and we may need to make further adjustments to clinical trials in the future to comply with evolving FDA guidance.

Our commitment to our patients, their caregivers and clinicians on the front lines managing serious and rare diseases is unwavering and our goal is to keep our existing patients on our medicines safely and support the initiation of appropriate new patients onto our medicines.

Commercial Infrastructure and Strategic Collaborations

We continue to optimize our current commercial infrastructure for TEGSEDI and WAYLIVRA, and plan to use this infrastructure for the other medicines in our pipeline. Depending on the geographic region, the number of patients impacted by the diseases we are treating and the regulatory environment of the local countries, we may choose to build out the commercial infrastructure ourselves, or to partner with another company for commercial sales and distribution. In August 2018, we entered into a license agreement with PTC Therapeutics, to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. A key element of our commercial strategy is to provide the specialized, patient-centric support required to successfully address rare disease patient populations. We believe our focus on treating patients with inadequately addressed serious and rare diseases will allow us to partner efficiently and effectively with the specialized medical community that supports these underserved patient communities.

To maximize the commercial potential of AKCEA-APO(a)-LRx, which was recently granted Fast Track Designation by the FDA, we have a strategic collaboration with Novartis. In February 2019, Novartis exercised its option to license AKCEA-APO(a)-LRx. Novartis is now responsible for all development and commercialization activities for this medicine, subject to our potential participation in co-commercialization. Novartis initiated the Lp(a) HORIZON study, a Phase 3 clinical trial of AKCEA-APO(a)-LRx in patients with established cardiovascular disease, or CVD, and elevated levels of lipoprotein(a), or Lp(a). Lp(a) HORIZON is a global CVD outcomes study in which Novartis plans to enroll more than 7,500 patients. We believe Novartis brings significant resources and expertise to the collaboration that can accelerate our ability to deliver this potential therapy to the large population of patients who have high cardiovascular risk due to elevated Lp(a).

Our strategic collaboration with Novartis has a potential aggregate transaction value of $900.0 million, plus royalties, which we will share equally with Ionis. The calculation of potential aggregate transaction value assumes that Novartis successfully develops and achieves regulatory approval for AKCEA-APO(a)-LRx in multiple indications, and that Novartis achieves pre-specified sales targets with respect to AKCEA-APO(a)-LRx. In addition to the $75.0 million upfront payment that we received in February 2017 and the $150.0 million license fee that we received in February 2019 for AKCEA-APO(a)-LRx, we are eligible to receive up to $675.0 million in milestone payments, including $25.0 million for the achievement of a development milestone, up to $290.0 million for the achievement of regulatory milestones and up to $360.0 million for the achievement of commercialization milestones. We are also eligible to receive tiered royalties in the mid-teens to low twenty percent range on net sales of AKCEA-APO(a)-LRx, and Novartis will reduce these royalties upon the expiration of certain patents or if a generic competitor negatively impacts the product in a specific country. In connection with Novartis’ exercise of its option to exclusively license AKCEA-APO(a)-LRx, we and Novartis established a more definitive framework under which we may negotiate the co-commercialization of AKCEA-APO(a)-LRx between the two companies in selected markets. Included in this framework is an option by which Novartis could solely commercialize AKCEA-APO(a)-LRx in exchange for Novartis paying us increased commercial milestone payments based on sales of AKCEA-APO(a)-LRx. We will achieve the next payment of $25.0 million if Novartis reaches a specific level of enrollment related to the Phase 3 clinical trial for AKCEA-APO(a)-LRx.

Our collaboration with Novartis also included rights to AKCEA-APOCIII-LRx. In December 2019, Novartis made a strategic portfolio decision not to exercise its option and terminated its rights to AKCEA-APOCIII-LRx. Consequently, we have retained the rights to develop and commercialize AKCEA-APOCIII-LRx and are no longer entitled to any future license fees, milestone payments or royalties from Novartis relating to AKCEA-APOCIII-LRx. In January 2020, we reported positive Phase 2 top line results from this program in the treatment of patients with hypertriglyceridemia. We and Ionis plan to initiate a Phase 3 clinical trial in FCS for this medicine in 2020 and we are evaluating additional rare and broader diseases that are associated with high triglyceride levels. AKCEA-APOCIII-LRx also has the potential to favorably impact numerous other risk factors independently associated with CVD. In the second quarter of 2020, we repurchased $2.3 million of AKCEA-APOCIII-LRx active pharmaceutical ingredient, or API, from Novartis to be used to further develop AKCEA-APOCIII-LRx.

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

Our total revenue for the first six months of 2020 was $38.5 million. Our net loss for the first six months of 2020 was $92.4 million. Such net loss resulted from costs incurred in developing TEGSEDI, WAYLIVRA and the other medicines in our pipeline, commercializing TEGSEDI and WAYLIVRA and general and administrative activities associated with our operations, offset in part by our revenue and our loss sharing agreement with Ionis. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. The transition to profitability is dependent upon the successful development, approval and commercialization of our products and product candidates and the achievement of a level of revenue adequate to support our cost structure. We incur meaningful expenses to support commercialization, including manufacturing, marketing, sales and distribution functions.

As of June 30, 2020, we had cash, cash equivalents and investments of $389.9 million. We plan to use our cash, cash equivalents and investments on hand as of June 30, 2020 to further our commercialization efforts for TEGSEDI and WAYLIVRA and continue the advancement of our pipeline medicines.

Our Relationship with Ionis

Ionis formed Akcea as a wholly owned subsidiary to complete development of and to commercialize Ionis’ medicines to treat lipid disorders. We began business operations in January 2015 and we licensed our cardiometabolic franchise from Ionis at the beginning of 2015. Prior to licensing these medicines, Ionis’ employees performed all of the development, regulatory and manufacturing activities for these medicines either themselves or through third-party providers. As such, Ionis incurred all of the expenses associated with these activities and reported them in its condensed consolidated financial statements. We licensed TEGSEDI and AKCEA-TTR-LRx from Ionis in April 2018. Prior to this date, Ionis had been advancing these medicines in development and incurring the expenses for those activities. Under our license agreements with Ionis, Ionis continues to conduct certain development, regulatory and manufacturing activities for our medicines and charges us for this work. As of June 30, 2020, Ionis owned approximately 76 percent of our outstanding stock. As a result, we are controlled by Ionis and are a “controlled company” under the marketplace rules of the Nasdaq Stock Market, or Nasdaq.

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

Comparison of the three months ended June 30, 2020 and 2019

Revenue

The following table sets forth our revenue for the periods presented (in thousands):

	Three Months Ended June 30,
	2020	2019
Product revenue, net	$16,364	$9,865
Licensing revenue	—	6,036
Research and development and license revenue under collaborative agreements	6,013	10,722
Total revenue	$22,377	$26,623

Product revenue. For the three months ended June 30, 2020, we recognized $16.4 million of product revenue from the sales of TEGSEDI in the U.S. and E.U. and sales of WAYLIVRA in the E.U. For the three months ended June 30, 2019, we recognized $9.9 million of product revenue from the sales of TEGSEDI in the U.S. and E.U.

Licensing revenue. For the three months ended June 30, 2020, we did not recognize any licensing revenue. For the three months ended June 30, 2019, we recognized $6.0 million of licensing revenue from PTC Therapeutics pursuant to our PTC License Agreement entered into in August 2018. This revenue was recognized in connection with obtaining regulatory approval for WAYLIVRA from the European Commission, or EC, in May 2019.

Research and development and license revenue. For the three months ended June 30, 2020, we recognized $6.0 million of research and development and license revenue primarily from our collaboration with Pfizer for vupanorsen. For the three months ended June 30, 2019, we recognized $10.7 million of research and development and license revenue related to our collaboration with Novartis for the AKCEA-APO(a)-LRx and AKCEA-APOCIII-LRx programs.

Cost of sales and license expense

The following table sets forth our cost of sales and license expense for the periods presented (in thousands):

	Three Months Ended June 30,
	2020	2019
Cost of sales - product	$3,278	$1,227
Cost of sales - intangible asset amortization	1,418	1,419
Cost of license	—	3,000
Total cost of sales, excluding non-cash stock-based compensation expense	4,696	5,646
Non-cash stock-based compensation expense	350	137
Total cost of sales	$5,046	$5,783

Cost of sales - product. Product cost of sales was $3.3 million for the three months ended June 30, 2020, compared to $1.2 million for three months ended June 30, 2019, and consisted of period costs and certain fixed costs related to the sales of TEGSEDI and WAYLIVRA. We expense costs associated with the manufacture of our products as research and development expense prior to regulatory approval. Consequently, certain product costs of TEGSEDI and WAYLIVRA sold during the three months ended June 30, 2020 and 2019 were incurred prior to the regulatory approval for these products and therefore were not included in cost of sales during these periods. We expect cost of sales to increase as we deplete inventories that were previously expensed prior to regulatory approval. The cost of units sold during the period for which there was no cost basis was $0.4 million for the three months ended June 30, 2020 and $0.2 million for the three months ended June 30, 2019. All amounts described exclude non-cash compensation expense related to equity awards.

Cost of sales - intangible asset amortization. For each of the three months ended June 30, 2020 and 2019, intangible asset amortization was $1.4 million and consisted of amortization of intangible assets recorded as a result of the achievement of TEGSEDI regulatory milestones in the U.S. and E.U.

Cost of license. We did not incur any cost of license expense for the three months ended June 30, 2020. We incurred $3.0 million of cost of license related to a sub-license fee due to Ionis for the three months ended June 30, 2019 as a result of a milestone payment we earned under our license agreement with PTC Therapeutics.

Research and development expense

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,
	2020	2019
External TEGSEDI expenses	$1,999	$820
External WAYLIVRA expenses	2,498	3,806
Loss share under TTR license agreement with Ionis Pharmaceuticals	2,244	1,204
Other external research and development projects expenses	11,150	5,487
Research and development personnel and overhead expenses	8,356	6,391
Total research and development expenses, excluding non-cash stock-based compensation expense	26,247	17,708
Non-cash stock-based compensation expense	3,484	2,563
Total research and development expenses	$29,731	$20,271

Research and development expenses were $26.2 million for the three months ended June 30, 2020 compared to $17.7 million for the same period in 2019. The increase in research and development expenses was primarily due to the acquisition of API in 2020 for vupanorsen to fulfill Pfizer’s exercised option to purchase additional vupanorsen and for the investment in AKCEA-APOCIII-LRx, and an increase in development activities related to AKCEA-TTR-LRx. These increases were partially offset by a decrease in development activities related to vupanorsen, WAYLIVRA and AKCEA-APOCIII-LRx. All amounts described exclude non-cash compensation expense related to equity awards.

Selling, general and administrative expense

The following table sets forth our selling, general and administrative expenses for the periods presented (in thousands):

	Three Months Ended June 30,
	2020	2019
Selling, general and administrative expenses	$29,852	$39,077
Non-cash stock-based compensation expense	12,287	11,663
Total selling, general and administrative expenses	$42,139	$50,740

Selling, general and administrative expenses were $29.9 million for the three months ended June 30, 2020 compared to $39.1 million for the three months ended June 30, 2019. Our selling, general and administrative expenses decreased primarily due to the impact of the COVID-19 Pandemic and timing of commercial launch activities. All amounts described exclude non-cash compensation expense related to equity awards.

Net Loss Share

In accordance with the TTR License Agreement with Ionis, we share the net profit/loss related to TEGSEDI commercial activities. As we are the principal for all commercial activities, we record on a gross basis in the condensed consolidated statements of operations based on the nature of the activity, including revenues, cost of products sold and sales and marketing expenses. Ionis’ share of the net profit/loss is separately presented in the condensed consolidated statements of operations on the line titled “Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.” Since TEGSEDI commercial activities are currently generating a loss, this represents the amount Ionis owes us under the licensing agreement for their share of the net loss of TEGSEDI commercial activities during the period. For the three months ended June 30, 2020 and 2019, we recorded $3.4 million and $11.5 million of net loss share, respectively. This decrease in net loss share is due to an increase in product revenue for TEGSEDI and decrease in selling, general and administrative expenses as described above.

Other income and expense

Investment income. Investment income for the three months ended June 30, 2020 totaled $1.1 million compared to $1.6 million for the same period in 2019. The decrease in investment income was primarily due to lower interest rates on investments in high quality corporate debt and U.S. government agencies during 2020 compared to 2019.

Income tax benefit (expense)

We recorded an income tax benefit of $0.6 million for the three months ended June 30, 2020 compared to income tax expense of $0.2 million for the same period in 2019. The decrease in our income tax expense was primarily due to a reversal of tax expense recorded for the three months ended March 31, 2020 related to a decrease in estimated 2020 tax liability.

Net Loss and Net Loss Per Share

Net loss for the three months ended June 30, 2020 was $49.6 million compared to a net loss of $37.3 million for the same period in 2019. The increase in net loss was primarily due to the decreases in research and development and license revenue and licensing revenue and increase in research and development expense described above. This increase in net loss was partially offset by the increase in product revenue and a decrease in selling, general and administrative expenses described above. Basic and diluted net loss per common share owned by Ionis and owned by others for the three months ended June 30, 2020 were both $0.49. Basic and diluted net loss per common share owned by Ionis and owned by others for the three months ended June 30, 2019 were both $0.40.

Comparison of the six months ended June 30, 2020 and 2019

Revenue

The following table sets forth our revenue for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Product revenue, net	$31,523	$16,619
Licensing revenue	—	6,036
Research and development and license revenue under collaborative agreements	6,928	167,784
Total revenue	$38,451	$190,439

Product revenue. For the six months ended June 30, 2020, we recognized $31.5 million of product revenue from the sales of TEGSEDI in the U.S. and E.U. and sales of WAYLIVRA in the E.U. For the six months ended June 30, 2019, we recognized $16.6 million of product revenue from the sales of TEGSEDI in the U.S. and E.U.

Licensing revenue. For the six months ended June 30, 2020, we did not recognize any licensing revenue. For the six months ended June 30, 2019, we recognized $6.0 million of licensing revenue from PTC Therapeutics pursuant to our PTC License Agreement. This revenue was recognized in connection with obtaining regulatory approval for WAYLIVRA from the EC in May 2019.

Research and development and license revenue. For the six months ended June 30, 2020, we recognized $6.9 million of research and development and license revenue primarily from our collaboration with Pfizer for vupanorsen. For the six months ended June 30, 2019, we recognized $167.8 million of research and development and license revenue related to our collaboration with Novartis. The decrease in research and development revenue was primarily the result of the $150.0 million license fee we received in the first quarter of 2019 from Novartis upon exercise of its option to license AKCEA-APO(a)-LRx.

Cost of sales and license expense

The following table sets forth our cost of sales and license expense for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Cost of sales - product	$6,405	$2,150
Cost of sales - intangible asset amortization	2,837	2,822
Cost of license	—	3,000
Total cost of sales, excluding non-cash stock-based compensation expense	9,242	7,972
Non-cash stock-based compensation expense	587	255
Total cost of sales	$9,829	$8,227

Cost of sales - product. Product cost of sales was $6.4 million for the six months ended June 30, 2020, compared to $2.2 million for the six months ended June 30, 2019, and consisted of period costs and certain fixed costs related to the sales of TEGSEDI and WAYLIVRA. We expense costs associated with the manufacture of our products as research and development expense prior to regulatory approval. Consequently, certain product costs of TEGSEDI and WAYLIVRA sold during the six months ended June 30, 2020 and 2019 were incurred prior to the regulatory approval for these products and therefore were not included in cost of sales during these periods. We expect cost of sales to increase as we deplete inventories that were previously expensed prior to regulatory approval. The cost of units sold during the period for which there was no cost basis was $1.0 million for the six months ended June 30, 2020 and $0.3 million for the six months ended June 30, 2019. All amounts described exclude non-cash compensation expense related to equity awards.

Cost of sales - intangible asset amortization. For each of the six months ended June 30, 2020 and 2019, intangible asset amortization was $2.8 million and consisted of amortization of intangible assets recorded as a result of the achievement of TEGSEDI regulatory milestones in the U.S. and E.U.

Cost of license. We did not incur any cost of license for the six months ended June 30, 2020. We incurred $3.0 million for cost of license related to a sub-license fee due to Ionis for the six months ended June 30, 2019 as a result of a milestone payment earned as part of the license agreement with PTC Therapeutics.

Research and development expense

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
External TEGSEDI expenses	$4,102	$3,647
External WAYLIVRA expenses	3,623	6,093
Loss share under TTR license agreement with Ionis Pharmaceuticals	3,418	408
Other external research and development projects expenses	13,217	12,503
Research and development personnel and overhead expenses	17,893	15,755
Sublicensing expenses	—	75,000
Total research and development expenses, excluding non-cash stock-based compensation expense	42,253	113,406
Non-cash stock-based compensation expense	4,833	6,484
Total research and development expenses	$47,086	$119,890

Research and development expenses were $42.3 million for the six months ended June 30, 2020 compared to $113.4 million for the same period in 2019. The decrease in research and development expenses was primarily due to sublicensing expense of $75.0 million due to Ionis related to the Novartis option exercise for AKCEA-APO(a)-LRx in the first quarter of 2019 and a decrease in development activities related to vupanorsen, WAYLIVRA and AKCEA-APOCIII-LRx. This was offset by the acquisition of API for vupanorsen to fulfill Pfizer’s exercised option to purchase additional vupanorsen and for the investment in AKCEA-APOCIII-LRx in the second quarter of 2020, as well as an increase in development activities related to AKCEA-TTR-LRx. All amounts described exclude non-cash compensation expense related to equity awards.

Non-cash stock-based compensation expense decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to an increase in estimated forfeitures.

Selling, general and administrative expense

The following table sets forth our selling, general and administrative expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Selling, general and administrative expenses	$70,403	$69,158
Non-cash stock-based compensation expense	17,982	26,184
Total selling, general and administrative expenses	$88,385	$95,342

Selling, general and administrative expenses were $70.4 million for the six months ended June 30, 2020 compared to $69.2 million for the six months ended June 30, 2019. Our selling, general and administrative expenses remained relatively consistent. In the first quarter of 2020, we increased our level of commercialization activities to continue to increase the presence of TEGSEDI in the U.S., E.U. and Canada, and WAYLIVRA in the E.U. Selling, general and administrative expenses decreased in the second quarter of 2020 primarily a result of the COVID-19 Pandemic and timing of commercial launch activities, which mostly offset the increase in expenses in the first quarter of 2020 compared to 2019. All amounts described exclude non-cash compensation expense related to equity awards.

Non-cash stock-based compensation expense decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to the departures of certain members of senior management and certain members of our board of directors, as well as an increase in our forfeiture rate estimates.

Net Loss Share

In accordance with the TTR License Agreement with Ionis, we share the net profit/loss related to TEGSEDI commercial activities. As we are the principal for all commercial activities, we record on a gross basis in the condensed consolidated statements of operations based on the nature of the activity, including revenues, cost of products sold and sales and marketing expenses. Ionis’ share of the net profit/loss is separately presented in the condensed consolidated statements of operations on the line titled “Net loss share from commercial activities under arrangement with Ionis Pharmaceuticals, Inc.” Since TEGSEDI commercial activities are currently generating a loss, this represents the amount Ionis owes us under the licensing agreement for their share of the net loss of TEGSEDI commercial activities during the period. For the six months ended June 30, 2020 and 2019, we recorded $10.5 million and $20.5 million of net loss share, respectively. This decrease in net loss share is due to an increase in product revenue for TEGSEDI and decrease in selling, general and administrative expenses as described above.

Other income and other expense

Investment income. Investment income for the six months ended June 30, 2020 and 2019 both totaled $2.8 million. Investment income remained consistent primarily due to a higher average investment balance which was offset by lower interest rates on investments in high quality corporate debt and U.S. government agencies investments during 2020 compared to 2019.

Income tax benefit (expense)

We recorded an income tax benefit of $1.4 million for the six months ended June 30, 2020 compared to income tax expense of $0.3 million for the same period in 2019. We recorded an income tax benefit for the six months ended June 30, 2020 primarily due to the tax benefit of $1.7 million related to the Coronavirus, Aid, Relief and Economic Security Act, or CARES Act, signed into law on March 27, 2020, which was partially offset by income tax expense related to taxable income earned in certain foreign jurisdictions.

Under the Tax Cut and Jobs Act of 2017, or the Tax Act, federal net operating losses incurred in 2018 and in future years could be carried forward indefinitely, but the deductibility of such federal net operating losses was limited. The CARES Act temporarily removes the limitation on net operating loss deductions, resulting in the $1.7 million tax benefit. The limitation on the deductibility of federal net operating losses is reinstated for tax years beginning after 2020.

Net Loss and Net Loss Per Share

Net loss for the six months ended June 30, 2020 was $92.4 million compared to net loss of $10.1 million for the same period in 2019. This increase in net loss was primarily due to the $150.0 million license fee we received from Novartis in 2019 related to Novartis’ exercise of its option to license AKCEA-APO(a)- LRx of which $75.0 million was net of the sublicense fee due to Ionis. A similar transaction did not occur in 2020. Basic and diluted net loss per common share owned by Ionis and owned by others for the six months ended June 30, 2020 were both $0.91. Basic and diluted net loss per common share owned by Ionis and owned by others for the six months ended June 30, 2019 was $0.06 and $0.26, respectively.

Liquidity and Capital Resources

At June 30, 2020 we had cash, cash equivalents and investments of $389.9 million and an accumulated deficit of $573.7 million compared to cash, cash equivalents and investments of $463.7 million and an accumulated deficit of $481.3 million at December 31, 2019.

At June 30, 2020, we had working capital of $393.0 million compared to working capital of $454.9 million at December 31, 2019. Working capital decreased in 2020 primarily due to a decrease in cash used for operating activities. As of June 30, 2020, our payable to Ionis under our agreements was $5.3 million.

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

In October 2019, we entered into an agreement with Pfizer for the development and commercialization of vupanorsen as discussed in Note 4, Revenue from Collaboration and License Agreements. As a result, we received a license fee of $250.0 million in November 2019 we issued 6,873,344 shares of our common stock to Ionis as payment of the related $125.0 million sublicense fee.

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

Future Funding Requirements

We expect that our cash, cash equivalents and investments of $389.9 million as of June 30, 2020, together with cash expected to be generated from sales of TEGSEDI and WAYLIVRA, will be sufficient to fund our operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through additional financing in the future including, but not limited to, through the issuance of our common stock, other equity or debt financings or collaborations or partnerships with other companies. In any event, we may not generate significant revenue from product sales or our license and collaboration agreements prior to the use of our existing cash, cash equivalents and investments. We do not have any committed external sources of funds. We cannot provide assurances that financing will be available when and as needed, particularly if the COVID-19 Pandemic continues to disrupt global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, or that, if available, the financings will be on favorable or acceptable terms. If we are unable to obtain additional financing when and if we require it, this could have a material adverse effect on our business and results of operations. To the extent we issue additional equity securities, our existing stockholders could experience a dilution of their ownership and such dilution could be substantial.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain short-term investments. We place our cash equivalents and short-term investments with reputable financial institutions. We primarily invest our excess cash in money market funds and debt instruments of the U.S. Treasury, financial institutions, corporations and U.S. government agencies with strong credit ratings and an investment grade rating at or above A-1, P-1 or F-1 by Standard & Poor's, Moody's or Fitch, respectively. We have established guidelines relative to diversification and maturities that are designed to maintain liquidity and mitigate risk. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising liquidity. We typically hold our investments for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

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

As of our most recently completed fiscal year and as of the end of the interim period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls as of June 30, 2020.

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

On July 16, 2020, a purported Company stockholder filed an action in the Delaware Court of Chancery captioned John Makris, et al. v. Stanley T. Crooke, et al., C.A. No. 2020-0587, or the “Delaware Action.” The plaintiff in the Delaware Action asserts claims against (i) current and former members of our board of directors; and (ii) Ionis Pharmaceuticals, Inc., or collectively, the Defendants. The plaintiff asserts derivative claims on behalf of Akcea, which is a nominal defendant in the Delaware Action, as well as putatively direct claims on behalf of a purported class of our stockholders. The plaintiff in the Delaware action asserts that the Defendants breached their fiduciary duties in connection with the licensing transaction that we and Ionis entered into regarding inotersen and AKCEA-TTR-LRx. The plaintiff also asserts an unjust enrichment claim against Ionis. The plaintiff’s claims are similar to those asserted in a prior action in the Delaware Court of Chancery captioned City of Cambridge Retirement System v. Crooke, et al., C.A. No. 2019-0905, which was dismissed with prejudice to the named plaintiff only on April 8, 2020. We believe that the claims asserted in the Delaware Action are without merit and anticipate filing a motion to dismiss the claims.

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

Risks Related to the COVID-19 Pandemic

Our business could be materially adversely affected by the effects of health epidemics. To date, we believe the impacts of the COVID-19 Pandemic on our business are limited and manageable.*

Our business could be materially adversely affected by health epidemics in regions where we are commercializing TEGSEDI and WAYLIVRA, and where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third-party manufacturers and contract research organizations upon whom we rely. For example, since December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, has spread worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, or the COVID-19 Pandemic, and the United States, or U.S., government-imposed travel restrictions on travel between the U.S., Europe and certain other countries. In addition, the Governor of the Commonwealth of Massachusetts and the Governor of the State of California, the states in which our headquarters and other offices are located, respectively, each declared a state of emergency related to the spread of COVID-19 and issued executive orders that directed residents to stay at home.

In response to these public health directives and orders, we implemented work-from-home policies for our employees and generally suspended business-related travel. During the second quarter of 2020, some states have begun lifting restrictions and permitting certain offices to reopen, including the Commonwealth of Massachusetts and the State of California. However, out of an abundance of caution and to continue to protect the health and welfare of our employees, we continue to maintain work-from-home policies for our employees. The effects of these orders and our work-from-home and travel policies have thus far had a limited impact on our business.

These public health directives and orders have also impacted our sales efforts. For example, some physician and hospital policies that have been put in place as a result of the COVID-19 Pandemic restrict in-person access by third parties, which has in some cases impacted our commercialization efforts for TEGSEDI and WAYLIVRA. These and similar, and perhaps more severe, disruptions in our commercial operations could materially impact our business, operating results and financial condition in the future.

Quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel at third-party manufacturing facilities in the U.S. and other countries, or the availability or cost of materials, which would disrupt our supply chain.

We have experienced impacts to our clinical trial operations due to the COVID-19 Pandemic; however, we believe such impacts are limited and manageable. Some examples of these impacts include:

•	we have experienced some impact on clinical site initiation and patient enrollment due to restrictions imposed as a result of the COVID-19 Pandemic;
o

For example, in March 2020, we instituted a temporary suspension of enrollment for new subjects in our Phase 3 studies of AKCEA-TTR-LRx based on advice from our trial advisory committee; however, enrollment has resumed as sites have come back online as local and regional restrictions have eased

•	some patients have not been able to comply with clinical trial protocols as quarantines have impeded patient movement and interrupted healthcare services;
•	we have experienced some impact on our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19; and
•

we have experienced some delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel.

The spread of COVID-19 has caused a broad impact globally. While the potential economic impact brought by, and the duration of, the COVID-19 Pandemic may be difficult to assess or predict, it could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and has and can continue to affect the value of our securities.

The global COVID-19 Pandemic continues to rapidly evolve. While we have not yet experienced material adverse effects on our business as a result of the COVID-19 Pandemic, the ultimate impact of the COVID-19 Pandemic or a similar health epidemic is highly uncertain and subject to change. As such, we do not yet know the full extent of delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Risks Related to Commercialization of Our Medicines

If we cannot optimize and maintain effective marketing and sales capabilities or enter into agreements with third parties to market and sell TEGSEDI and WAYLIVRA, we may not generate significant product revenue from TEGSEDI or WAYLIVRA.*

To successfully commercialize TEGSEDI and WAYLIVRA, we must obtain adequate coverage and reimbursement from third party payors and effectively manage our marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. To commercialize WAYLIVRA in the initial indications we are pursuing and to continue the commercialization of TEGSEDI, we will need to optimize and maintain specialty sales forces in the global regions where we currently market or expect to market TEGSEDI and WAYLIVRA, supported by case managers, reimbursement specialists, partnerships with specialty pharmacies, injection training, routine blood and urine monitoring and a medical affairs team.

It is expensive and time consuming for us to maintain our own sales forces and related compliance protocols to market TEGSEDI and WAYLIVRA, and it will be increasingly expensive and time consuming when we commercialize additional medicines, if approved. We may never successfully optimize or manage this capability and any failure could harm the commercialization of WAYLIVRA or adversely affect TEGSEDI sales. Additionally, we and our partners, if any, will have to compete with other companies to recruit, hire, train, manage and retain marketing and sales personnel. As a result of our receipt of a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, regarding the new drug application for WAYLIVRA, on September 6, 2018, we enacted a plan to reorganize our workforce to better align with the immediate needs of the business. In connection with this reorganization plan, we reduced our workforce by approximately 12% and will need to increase our operations and expand our use of third-party contractors if WAYLIVRA is approved in the United States.

We have incurred expenses commercializing, optimizing and managing the marketing and sales infrastructure for TEGSEDI in the E.U., Canada and the U.S. and WAYLIVRA in the European Union, or E.U. If regulatory requirements or other factors cause the commercialization of TEGSEDI or WAYLIVRA to be less successful than expected in important markets, we would incur additional expenses for having invested in these capabilities prior to realizing any significant revenue from sales of TEGSEDI or WAYLIVRA. Our sales force and marketing teams may not successfully commercialize TEGSEDI or WAYLIVRA.

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

In response to the public health directives and orders related to the COVID-19 Pandemic, we implemented work-from-home policies for our employees globally and have generally suspended business-related travel. The effects of these government orders and our work-from-home and travel policies in response to the COVID-19 Pandemic have thus far had a limited impact on our productivity, business and commercialization efforts for TEGSEDI and WAYLIVRA, but the effects of these orders and policies may become more significant in the future.

If we are unable to rely on third-party specialty channels to distribute our medicines to patients we may be unable to generate adequate revenue.*

We and our strategic partners have contracted with, rely on and will continue to rely on third-party specialty pharmacies to distribute our medicines to patients. A specialty pharmacy is a pharmacy that specializes in dispensing medications for complex or chronic conditions, a process that requires a high level of patient education and ongoing management. Our management team will need to devote a significant amount of its attention to optimizing and managing this distribution network. If we cannot effectively optimize and manage this distribution process, any future commercial launch by us of AKCEA-APOCIII-LRx and AKCEA-TTR-LRx and the sales of TEGSEDI and WAYLIVRA, will be adversely affected.

In addition, the use of specialty pharmacies involves certain risks, including, but not limited to, risks that these organizations will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using our medicines or complaints regarding our medicines;
•	not effectively commercialize or support TEGSEDI, WAYLIVRA or our other medicines;
•	reduce or discontinue their efforts to commercialize or support TEGSEDI, WAYLIVRA or our other medicines;
•	not devote the resources necessary to commercialize TEGSEDI, WAYLIVRA or our other medicines in the volumes and within the time frames that we expect, including as a result of the COVID-19 Pandemic;
•	not satisfy financial obligations to us or others; or
•	cease operations.

Any such events may result in decreased sales and lower revenue, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

If the market does not accept our medicines, including TEGSEDI, WAYLIVRA and our medicines in development, we are not likely to generate substantial product revenue or become profitable.*

Even though we have obtained marketing authorization approval from the FDA, the European Commission, or EC, Health Canada and ANVISA for TEGSEDI, conditional marketing authorization approval from the EC for WAYLIVRA and if we or our strategic partners obtain a marketing authorization for WAYLIVRA in the U.S. or Canada or for additional indications and our medicines in development, our success will depend upon the medical community, patients and third-party payers accepting our medicines as medically useful, cost-effective, safe and convenient. Even if the FDA or foreign regulatory authorities authorize our medicines for commercialization, doctors may not prescribe our medicines to treat patients. We and our partners may not successfully commercialize additional medicines.

Additionally, in many of the markets where we or our partners may commercialize our medicines in the future, if we cannot agree with the government or other third-party payers regarding the price we can charge for our medicines, then we may not be able to commercialize our medicines in that market. Similarly, cost control initiatives by governments or third-party payers could decrease the price received for our medicines or increase patient coinsurance to a level that makes the continued commercializing of TEGSEDI and WAYLIVRA as well as the commercializing of our medicines in development, if approved, economically unviable.

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

The patient populations suffering from familial chylomicronemia syndrome, or FCS, are small and have not been established with precision. If the actual number of patients is smaller than we estimate, or if we cannot raise awareness of these diseases and diagnosis is not improved, our revenue and ability to achieve profitability from WAYLIVRA may be adversely affected.*

We estimate there are 3,000 to 5,000 FCS patients globally. Our estimates of the sizes of the patient populations are based on published studies as well as internal analyses. If the results of these studies or our analyses of them do not accurately reflect the number of patients with FCS, our assessment of the market potential for WAYLIVRA may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability. In addition, as is the case with most orphan diseases, if we cannot successfully raise awareness of these diseases and improve diagnosis, it will be more difficult or impossible to achieve profitability.

In addition, since the patient populations for FCS are small, the per-patient medicine pricing must be priced appropriately in order to recover our development and manufacturing costs, fund adequate patient support programs and achieve profitability. For these initial indications, we may not maintain or obtain sufficient sales volume at a price that justifies our product development efforts and our sales and marketing and manufacturing expenses.

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

If we or our partners fail to compete effectively, WAYLIVRA, TEGSEDI and our medicines in development will not contribute significant revenue.*

Our competitors engage in drug discovery throughout the world, are numerous and include, among others, major pharmaceutical companies and specialized biopharmaceutical firms. Our competitors may succeed in developing medicines that are:

•	safer than our medicines;
•	more effective than our medicines;
•	priced lower than our medicines;
•	reimbursed more favorably by government and other third-party payors than our medicines; or
•	more convenient to use than our medicines.

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

There are several pharmaceutical and biotechnology companies engaged in the development or commercialization of products against targets that are also targets of medicines in our development pipeline. For example:

•

WAYLIVRA and AKCEA-APOCIII-LRx could face competition from metreleptin, a medicine produced by Amryt Pharma, plc, which is currently approved in the U.S. and E.U. for use in generalized lipodystrophy patients. WAYLIVRA and AKCEA-APOCIII-LRx may also compete with gemcabene, an oral small molecule that reduces apoC-III, that NeuroBo Pharmaceuticals, Inc. is developing to treat patients with triglycerides above 500 mg/dL. In addition, Arrowhead Pharmaceuticals is developing the medicine, ARO-APOC3 for the treatment of hypertriglyceridemia and FCS, which could compete with WAYLIVRA and AKCEA-APOCIII-LRx.

•

TEGSEDI and AKCEA-TTR-LRx face competition from medicines like ONPATTRO, marketed by Alnylam for hATTR amyloidosis with polyneuropathy in the U.S. and E.U., VYNDAQEL® and VYNDAMAX™, both marketed by Pfizer, available in the U.S. for patients with both hereditary and wild type ATTR cardiomyopathy and available in the E.U. for stage 1 hATTR amyloidosis with polyneuropathy, and AG10, which is being developed by Eidos for patients with ATTR with cardiomyopathy. For example, ONPATTRO is approved in multiple geographies for a similar and broader indication as TEGSEDI. AG10, which recently completed its Phase 2 dose-finding clinical trial, is an orally administered TTR tetramer stabilizer for ATTR amyloidosis. In addition, Alnylam is also developing a next generation RNAi medicine, vutrisiran, which is currently in Phase 3 clinical development in hATTR amyloidosis with polyneuropathy and cardiomyopathy and wtATTR-CM. Vutrisiran may compete with TEGSEDI and AKCEA-TTR-LRx.

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

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medicines exists among third-party payers. Therefore, coverage and reimbursement for medicines can differ significantly from payer to payer. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was passed in March 2010, and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld a District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. However, in March 2020, before the District Court could rule on the remaining provisions of the Affordable Care Act, the U.S. Supreme Court agreed to review the case. The Supreme Court is expected to rule on the case in its next session, which begins in October 2020. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. For example, in the United States, recent health reform measures have resulted in reductions in Medicare and other healthcare funding, and there have been several recent U.S. Congressional inquiries and legislation designed to, among other things, reform government program reimbursement methodologies for medicines and bring more transparency to medicine pricing. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs the U.S. Department of Health and Human Services, or HHS, to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Third-party coverage and reimbursement for our products or medicines may not be available or adequate in either the United States or international markets, and third-party payers, whether foreign or domestic, or governmental or commercial, may allocate their resources to address the COVID-19 Pandemic or experience delays or disruptions in their ability to devote resources to coverage and reimbursement matters related to our products or medicines as a result of the COVID-19 Pandemic, which would negatively affect the potential commercial success of our products, our revenue and our profits.

If we are found in violation of federal or state "fraud and abuse" laws or other healthcare laws and regulations, we may be required to pay a penalty and/or be suspended from participation in federal or state healthcare programs, which may adversely affect our business, financial condition and results of operation.

We may be subject to various federal and state laws pertaining to healthcare "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws, among other things, make it illegal for a prescription drug manufacturer to pay, or offer to pay, a healthcare provider to refer, purchase or prescribe a particular medicine. Due to the breadth of the statutory and regulatory provisions and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that government authorities and others might challenge our practices under anti-kickback or other fraud and abuse laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, the intent standard under the federal Anti-Kickback Statute was amended by the Affordable Care Act, to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. In addition, false claims laws, including the civil False Claims Act, prohibit anyone from, among other things, knowingly and willingly presenting, or causing to be presented for payment, to government third-party payers, including Medicare and Medicaid claims for reimbursed medicines that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities, including those relating to the sale and marketing of our products may be subject to scrutiny under these healthcare fraud and abuse laws. If we violated such laws, we could face a combination of:

•	significant administrative, criminal and civil sanctions, including fines, disgorgement, imprisonment and civil monetary penalties;
•	the possibility of exclusion from federal healthcare programs, including Medicare and Medicaid; and
•	corporate integrity agreements, which could impose rigorous operational and monitoring requirements on us.

Given the significant penalties and fines that the government can impose on companies and individuals if convicted, allegations of violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government were to allege or convict us or our employees, including our executive officers of violating these laws, our business could be harmed. In addition, private individuals may bring similar actions under the False Claims Act through civil whistleblower or qui tam actions on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing focus on these laws by law enforcement authorities. To the extent we have access to protected health information we could be subject to foreign and federal and state health information privacy and security laws, including without limitation, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and analogous foreign and state laws governing the privacy and security of health information, such as the General Data Protection Regulation, or GDPR in the E.U., and the California Consumer Privacy Act, or CCPA, in California, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect. Our failure to comply with applicable federal and state health information privacy and security laws could subject us to significant fines and multi-year corrective action plans. In addition, the Physician Payments Sunshine Act, requires certain manufacturers of medicines, devices, biologic and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, certain information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. TEGSEDI commercially launched in the U.S. in the fourth quarter of 2018 and as such we are now required to report annually to CMS certain information related to payments and other transfers of value we may provide to physicians and teaching hospitals. Beginning in 2022, we will also be required to report information related to payments and other transfers of value provided, or ownership or investment interests held, during the previous year to certain other healthcare professionals. Further, an increasing number of state and local laws require manufacturers to report certain pricing and marketing information. Certain states also require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and require the registration of pharmaceutical sales representatives. If we do not fully comply with such laws, many of which may differ from each other in significant ways, thus complicating compliance efforts, we could be subject to the penalty provisions of the pertinent state and local authorities.

Similar rigid restrictions related to anti-kickbacks and promoting and marketing medicinal products apply in the E.U. and other countries. Authorities in these countries strictly enforce these restrictions. Even in those countries where we will not be directly responsible for promoting and marketing our products, inappropriate activity by any of the international commercialization partners we may have could harm us.

Risks Related to Our Business and Industry

We will need to optimize the size of our organization, and we may experience difficulties in managing optimization.*

We are currently a small company. To continue the commercialization of TEGSEDI and WAYLIVRA, and to commercialize our medicines in development that we are responsible for commercializing, we will need to optimize our operations and expand our use of third-party contractors. We plan to continue to optimize our compliance, financial and operating infrastructure to ensure the maintenance of a well-managed company including hiring additional staff within our regulatory, clinical and medical affairs groups and an in-house commercial organization initially focused on marketing and commercializing TEGSEDI and WAYLIVRA. We have added a significant number of new employees to our sales and marketing capability to commercialize TEGSEDI and WAYLIVRA.

We may also anticipate needs for growth that do not materialize. For example, in anticipation of WAYLIVRA’s potential approval, in the second half of 2017, we added a significant number of new employees to our sales and marketing functions to prepare to commercialize WAYLIVRA. However, as a result of our receipt of a CRL from the FDA regarding the new drug application for WAYLIVRA, on September 6, 2018, we enacted a plan to reorganize our workforce to better align with the immediate needs of our business. In connection with this reorganization plan, we reduced our workforce by approximately 12%. If WAYLIVRA is subsequently approved in the United States, we will again need to increase our operations and expand our use of third-party contractors. We cannot assure you that we will not build out our compliance, financial or operating infrastructure again in anticipation of developments that do not occur or that occur later than we anticipate.

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

If we do not progress in our programs as anticipated, the price of our securities could decrease.*

For planning purposes, we estimate and may disclose the timing of a variety of clinical, regulatory and other milestones, such as when we anticipate a certain medicine will enter into clinical trials, when we anticipate completing a clinical study, when we anticipate filing an application for marketing authorization, or when we or our partners plan to commercialize a medicine. We base our estimates on present facts and a variety of assumptions, many of which are outside of our control, including the effects of the current COVID-19 Pandemic. If we do not achieve milestones in accordance with our or our investors' or securities analysts' expectations, including milestones related to WAYLIVRA, TEGSEDI and our medicines in development, the price of our securities could decrease.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products, including potential product liability claims related to TEGSEDI, WAYLIVRA and our medicines in development. We have clinical study insurance coverage and commercial product liability insurance coverage. In addition, Novartis Pharma AG, or Novartis, has agreed to indemnify us against specific claims arising from Novartis' development and commercialization of AKCEA-APO(a)-LRx, PTC Therapeutics has agreed to indemnify us against specific claims arising from PTC Therapeutics’ commercialization of TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries, and Pfizer Inc., or Pfizer, has agreed to indemnify us against specific claims arising from Pfizer’s development and commercialization of vupanorsen. However, this insurance coverage and indemnities may not be adequate to cover claims against us. Insurance may not be available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, products liability claims may result in decreased demand for our medicines, injury to our reputation, withdrawal of clinical study volunteers and loss of revenue. Thus, whether or not we are insured or indemnified, a product liability claim or product recall may result in losses that could be material.

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

The impact on us of the vote by the United Kingdom to leave the European Union cannot be predicted.*

On June 23, 2016, the United Kingdom, or the U.K., voted to leave the E.U. in an advisory referendum, which is generally referred to as Brexit. In January 2020, the U.K. and E.U. entered into a withdrawal agreement pursuant to which the U.K. formally withdrew from the E.U. on January 31, 2020. Following such withdrawal, the U.K. entered into a transition period scheduled to end on December 31, 2020, or the Transition Period. During the Transition Period, the U.K. will remain subject to E.U. law and maintain access to the E.U. single market and to the global trade deals negotiated by the E.U. on behalf of its members. During the Transition Period, negotiations are expected to continue in relation to the future customs and trading relationship between the U.K. and the E.U. following the expiry of the Transition Period. Due to the COVID-19 Pandemic, negotiations between the U.K. and the E.U. that have been scheduled since March have either been postponed or occurring in a reduced forum via video conference. There is, therefore, an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the U.K. government that it will not be extended).

In addition, as a result of Brexit, the European Medicines Agency, or EMA, formerly situated in London, relocated to Amsterdam. Following the Transition Period, there is a risk that the relocation will interrupt current administrative routines and occupy resources, which may generally adversely affect our dealings with the EMA. Further, there is considerable uncertainty resulting from a lack of precedent and the complexity of the U.K. and E.U.’s intertwined legal regimes as to how Brexit (following the Transition Period) will impact the life sciences industry in Europe, including our company, including with respect to ongoing or future clinical trials. The impact will largely depend on the model and means by which the U.K.’s relationship with the E.U. is governed post‑Brexit. For example, following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining E.U.-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of medicines, including our product candidates, will be required in the U.K., the potential process for which is currently unclear. Brexit may adversely affect and delay our ability to commercialize and market our product candidates in the U.K. Brexit may also result in a reduction of funding to the EMA if the U.K. no longer makes financial contributions to European institutions, such as the EMA. If U.K. funding is so reduced, it could create delays in the EMA issuing regulatory approvals for our product candidates and, accordingly, have a material adverse effect on our business, financial condition, results or prospects.

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

Our business and operations would suffer in the event of computer system failures.*

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

As a company, we have limited experience commercializing products. Our ability to generate substantial revenue and achieve profitability from product sales depends on our ability, alone or with strategic partners, to successfully commercialize TEGSEDI®  (inotersen) and WAYLIVRA® (volanesorsen) and develop and obtain the regulatory approvals necessary to commercialize the medicines in our pipeline. Although we received our first revenue from product sales in the fourth quarter of 2018, if we are not successful in growing revenue and controlling costs, we will not achieve sustainably profitable operations or positive cash flow.  Our ability to generate revenue sufficient to achieve profitability from product sales depends heavily on our success and our current and future strategic partners' success in:

•	obtaining market acceptance of TEGSEDI and WAYLIVRA, and, if approved, our other medicines in development as viable treatment options;
•	obtaining and maintaining adequate coverage and reimbursement from third-party payors for TEGSEDI and WAYLIVRA and, if approved, our other medicines in development;
•	completing nonclinical and clinical development of AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, vupanorsen and AKCEA-APOCIII-LRx;

•	seeking and obtaining initial or additional regulatory and marketing authorizations for our medicines;
•

managing supply and manufacturing relationships with third parties that can provide the amount and quality of products and services we need to continue to commercialize TEGSEDI and WAYLIVRA and to develop and, if approved, commercialize our other medicines in development;

•	commercializing, if approved, AKCEA-TTR-LRx and AKCEA-APOCIII-LRx, and continuing the commercialization of TEGSEDI and WAYLIVRA by managing a sales, marketing and distribution infrastructure;
•	co-commercializing AKCEA-APO(a)-LRx through our collaboration with Novartis under terms that we may negotiate with Novartis in the future;
•	co-commercializing vupanorsen through our collaboration with Pfizer;
•

educating physicians about our target patient populations, including the polyneuropathy of hereditary transthyretin-mediated amyloidosis in adult patients in the United States or U.S., stage 1 or stage 2 polyneuropathy in adult patients with hereditary TTR Amyloidosis, or hATTR, in the European Union, or E.U., or Canada, patients with familial chylomicronemia syndrome, or FCS;

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

We have experienced significant turnover in our top executives, and our business could be adversely affected by these and other transitions in our senior management team.*

Since September 2019, several changes have occurred to our senior leadership team, including the departure of our Chief Executive Officer, our President, our Chief Operating Officer, our Chief Financial Officer, and the retirement of our Chief Medical Officer. We have appointed a new Chief Executive Officer, a new Chief Commercial Officer, a new Chief Operating Officer, a General Counsel, a new Chief Financial Officer, and a new Chief Medical Officer. The effectiveness of the senior leadership team following these transitions, new leaders as they fill in these roles, and any further transition as a result of these changes, could have a significant impact on our results of operations. In addition, as a result of this turnover, our remaining management team has taken on increased responsibilities, which could divert attention from key business areas, and several key management roles remain vacant.

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

We have mostly incurred losses since our inception.*

Because medicine development requires substantial lead-time and funding prior to commercialization, we have generally incurred expenses while generating limited revenue from our operating activities since our formation. Our net loss was $92.4 million for the six months ended June 30, 2020 compared to a net loss of $10.1 million for the six months ended June 30, 2019. The primary difference is due to the $150.0 million license fee related to Novartis’ exercise of its option to license AKCEA-APO(a)-LRx in February 2019. As of June 30, 2020, we had an accumulated deficit of approximately $573.7 million. Most of the losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations. We expect to incur additional operating losses for the foreseeable future, and these losses may increase if we cannot generate substantial revenue.

We will require substantial additional funding to achieve our goals. If we fail to obtain timely funding, we may need to curtail or abandon some of our programs.*

All of our medicine programs, except TEGSEDI in the U.S., E.U., Canada and Brazil, and WAYLIVRA in the E.U., will require additional nonclinical and/or clinical testing and/or marketing authorization prior to commercialization. We will need to spend significant additional resources to conduct these activities. Our expenses could increase beyond expectations if the FDA, the EMA, or other regulatory authorities require us to perform clinical studies and other studies in addition to those that we currently anticipate. As of June 30, 2020, we had cash, cash equivalents and investments equal to $389.9 million and our operating expenses were $134.8 million for the six months ended June 30, 2020. We do not have any committed external sources of funds. We cannot provide assurances that financing will be available when and as needed, particularly if the COVID-19 Pandemic continues to disrupt global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

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

We have received marketing authorization approval for TEGSEDI from the FDA for the treatment of the polyneuropathy of hATTR in adult patients in the U.S., from the EC in the E.U., and from Health Canada in Canada for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR, and we will continue to incur significant costs commercializing TEGSEDI. Further, on May 3, 2019, we received conditional marketing authorization approval for WAYLIVRA in the E.U. from the EC as an adjunct to diet in adult patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate and we will continue to incur significant costs commercializing WAYLIVRA in the E.U. Even if we obtain marketing authorizations to commercialize our medicines in development, additional marketing authorizations for WAYLIVRA or marketing authorizations for WAYLIVRA in other indications, we will incur significant costs to commercialize the approved product. Even if we generate substantial revenue from the sale of TEGSEDI, WAYLIVRA, and other future approved products, we may not become sustainably profitable and would need to obtain additional funding to continue operations.

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

Even if our medicines are successful in preclinical and earlier-stage clinical studies, the medicines may not be successful in later-stage clinical studies.*

Successful results in preclinical or initial clinical studies, including the results of earlier studies for our medicines in development, may not predict the results of subsequent clinical studies, including the Phase 3 clinical trial of AKCEA-APO(a)-LRx or the Phase 3 clinical trials of AKCEA-TTR-LRx. There are a number of factors that could cause a clinical study to fail or be delayed, including:

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
•

we may continue to experience delays or disruptions in the clinical study due to the COVID-19 Pandemic, affecting Ionis’ or our third-party service providers’ ability to conduct the clinical study for our medicines.

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

Failure to successfully develop our medicines in development, or to receive marketing authorization for our medicines in important markets or delays in these authorizations would prevent or delay the commercialization of the medicine, and, as a result, would negatively affect our ability to generate revenue.

We may not be able to benefit from orphan drug designation for WAYLIVRA, TEGSEDI or any of our other medicines.*

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

We may expend our limited resources to pursue a particular medicine or indication and fail to capitalize on medicines or indications that may be more profitable or for which there is a greater likelihood of success.*

We will continue to dedicate a substantial amount of our resources to commercialize TEGSEDI and support the continued development of AKCEA-TTR-LRx. In addition, we may dedicate a substantial amount of our resources to support the continued development of AKCEA-APOCIII-LRx and to commercialize WAYLIVRA in the E.U. for patients with FCS. As a result, we may forego or delay pursuit of opportunities with our other medicines or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and medicines for specific indications may not yield any commercially viable medicines.

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

The FDA and foreign regulatory authorities can impose significant restrictions on an approved medicine through the product label and on advertising, promotional and distribution activities. For example:

•	In the U.S., TEGSEDI’s label contains a boxed warning for thrombocytopenia and glomerulonephritis,
•	TEGSEDI requires periodic blood and urine monitoring,
•	in the United States, TEGSEDI is available only through REMS program, and
•	We expect that WAYLIVRA will require periodic blood monitoring for approval in the U.S.

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

Although we have personnel with experience commercializing medicines, we ourselves have limited experience commercializing products. We commercially launched TEGSEDI during the fourth quarter of 2018. Following our receipt of conditional marketing authorization approval from the EC, we commercially launched WAYLIVRA in the E.U. in August 2019 as an adjunct to diet in patients with genetically confirmed FCS who are at high risk for pancreatitis, in whom response to diet and triglyceride lowering therapy has been inadequate. Commercialization activities in many of the E.U. countries are ongoing. The commercialization of TEGSEDI and WAYLIVRA will continue to require significant efforts and the devotion of substantial resources, as we finalize regulatory submissions, manage the manufacturing of sufficient quantities of product to support long-term commercial sales and integrate, optimize or maintain, as applicable, the global sales, marketing, medical, for each of WAYLIVRA and TEGSEDI, and patient support infrastructure, which may place pressure on the management team’s time and attention. These efforts may also divert the attention of the management team from our other business operations, such as the development or commercialization of our other pipeline products, including AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, vupanorsen and AKCEA-APOCIII-LRx. As a result, our business, results of operations, financial condition and prospects for future growth could be adversely impacted and the market price of our common stock may decline.

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

We plan to substantially depend on our collaboration with PTC Therapeutics to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. *

In August 2018, we granted PTC Therapeutics the exclusive right to commercialize TEGSEDI and WAYLIVRA in Latin America and certain Caribbean countries. We plan to substantially depend on PTC Therapeutics to commercialize these medicines in those geographic markets.

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

Certain of our medicines inhibit the production of the same protein.  For example, WAYLIVRA inhibits the production of the same protein as AKCEA-APOCIII-LRx and TEGSEDI inhibits the same protein as AKCEA-TTR-LRx. We believe the enhancements we incorporated into AKCEA-APOCIII-LRx and AKCEA-TTR-LRx can provide greater patient convenience by allowing for significantly lower doses and less frequent administration compared to WAYLIVRA and TEGSEDI, respectively. As such, to the extent physicians and patients elect to use AKCEA-APOCIII-LRx or AKCEA-TTR-LRx instead of WAYLIVRA or TEGSEDI, it will reduce the revenue we derive from those medicines. In addition, while vupanorsen, AKCEA-APOCIII-LRx, and WAYLIVRA use different mechanisms of action, if vupanorsen can effectively lower triglyceride levels in FCS patients, it may likewise reduce the revenue we derive from WAYLIVRA and AKCEA-APOCIII-LRx.

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

We depend on Ionis and third parties to conduct our clinical studies for our medicines and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.*

We depend on Ionis and independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical studies for our medicines, including AKCEA-TTR-LRx and AKCEA-APOCIII-LRx, and expect to continue to do so in the future. For example, we use Ionis and clinical research organizations for the clinical studies for WAYLIVRA, AKCEA-TTR-LRx and our other medicines in development and rely on Novartis to develop AKCEA-APO(a)-LRx and on Pfizer to develop vupanorsen. We rely heavily on these parties for successful execution of our clinical studies, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that these third parties conduct each of our clinical studies in accordance with the general investigational plan, approved protocols for the study and applicable regulations. Ionis and third parties may not complete activities on schedule or may not conduct our clinical studies in accordance with regulatory requirements or our stated protocols. The failure of these parties to carry out their obligations, including as a result of delays or disruption caused by the COVID-19 Pandemic that may affect Ionis’ or a third party’s ability to conduct the clinical studies for our medicines, or a termination of our relationship with these parties, could delay or prevent the development, marketing authorization and commercialization of our medicines, including authorizations for WAYLIVRA, AKCEA-APO(a)-LRx, AKCEA-TTR-LRx, vupanorsen and our other medicines in development.

We may seek to form additional partnerships in the future with respect to WAYLIVRA, AKCEA-APOCIII-LRx and our other medicines in development, and we may not realize the benefits of such partnerships.*

Although we intend to continue developing and commercializing WAYLIVRA and AKCEA-APOCIII-LRx for patients with FCS and potentially other indications ourselves, we may form partnerships, create joint ventures or collaborations or enter into licensing arrangements with third parties for the development and commercialization of our medicines in development. For example, we have granted PTC Therapeutics an exclusive license to commercialize WAYLIVRA in Latin America and certain Caribbean countries. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Any delays in entering into new strategic partnership agreements related to our medicines could delay the development and commercialization of our medicines and reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish other strategic partnerships or other collaborative arrangements for any additional medicines because the potential partner may consider that our development pipeline is not advanced enough to justify a collaborative effort, or that WAYLIVRA and our other medicines in development do not have the requisite potential to demonstrate safety and efficacy in the target populations in other geographic markets. In addition, we will need to mutually agree with Ionis on the terms of any additional sublicenses to a third party for WAYLIVRA and our other medicines in development. If we cannot mutually agree on terms for a sublicense to a third party or if Ionis does not agree to a sublicense at all, it could delay our ability to develop and commercialize WAYLIVRA and our other medicines in development. Even if we are successful in establishing such a strategic partnership or collaboration, we cannot be certain that, following such a strategic transaction or collaboration, we will be able to progress the development and commercialization of the applicable medicines as envisioned, or that we will achieve the revenue that would justify such transaction. If we do not accurately evaluate the commercial potential or target market for a particular medicine, we may relinquish valuable rights to that medicine through future collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Risks Related to Our Relationship with Ionis

Ionis controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.*

Ionis owned 77,094,682 shares of our common stock, or approximately 76 percent, of the economic interest and voting power of our outstanding common stock as of June 30, 2020, which ownership will be expected to increase further if we achieve certain milestone events and pay the associated milestone payment in shares of common stock pursuant to the payment election. As long as Ionis beneficially controls a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if Ionis were to control less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If Ionis continues to hold its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

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

We intend to license additional medicines from Ionis but may not be successful in completing such licenses or on favorable terms, which may adversely affect our long-term strategy as a company and the value of our stock. If we are successful in completing additional licenses with Ionis, we could be exposed to additional risk of shareholder derivative litigation.*

On July 16, 2020, a purported Company stockholder filed an action in the Delaware Court of Chancery captioned John Makris, et al. v. Stanley T. Crooke, et al., C.A. No. 2020-0587, or the “Delaware Action”. The plaintiff in the Delaware Action asserts claims against (i) current and former members of our board of directors; and (ii) Ionis Pharmaceuticals, Inc., or collectively, the Defendants. The plaintiff asserts derivative claims on behalf of Akcea, which is a nominal defendant in the Delaware Action, as well as putatively direct claims on behalf of a purported class of our stockholders. The plaintiff in the Delaware action asserts that the Defendants breached their fiduciary duties in connection with the licensing transaction that we and Ionis entered into regarding Inotersen and AKCEA-TTR-LRx. The plaintiff also asserts an unjust enrichment claim against Ionis. The plaintiff’s claims are similar to those asserted in a prior action in the Delaware Court of Chancery captioned City of Cambridge Retirement System v. Crooke, et al., C.A. No. 2019-0905, which was dismissed with prejudice to the named plaintiff only on April 8, 2020. We believe that the claims asserted in the Delaware Action are without merit and anticipate filing a motion to dismiss the claims. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

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

An active public trading market for our common stock may not be sustained. *

Prior to the completion of our IPO in July 2017, no public market for our common stock existed. An active public trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares. Additionally, as of June 30, 2020, Ionis owned approximately 76 percent of our outstanding common stock. Ionis intends to hold its shares of our common stock for the foreseeable future, which could reduce the public market for our stock.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market may cause our stock price to decline.*

Sales of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. As of June 30, 2020, Ionis owned 77,094,682 shares, or approximately 76 percent, of our common stock. Novartis owned 6,250,000 shares of common stock pursuant to our agreements with them. Novartis will not sell, in any single trading day, an amount of shares that is more than 10% of the daily trading volume of our common stock for that trading day. While the shares of common stock held by Ionis are eligible for sale in the public market, any sales by Ionis will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, 23,500,000 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. To the extent the holders of these shares sell them into the market or our stockholders believe these sales might occur, the market price of our common stock could decline.

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

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchase of Equity Securities

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
a.	Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date

3.1	Amended and Restated Certificate of Incorporation, as amended, of the Registrant	10-Q	001-38137	3.1	May 7, 2018

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38137	3.2	July 19, 2017

10.1+	Offer Letter, by and between Registrant and Michael D. Price, dated April 24, 2020	8-K	001-38137	10.1	May 18, 2020

10.2+	Severance Benefit Agreement, by and between Registrant and Michael D. Price, dated May 18, 2020	8-K	001-38137	10.2	May 18, 2020

10.3+	Separation Agreement, by and between Registrant and Louis St. L. O’Dea, dated July 7, 2020	8-K	001-38137	10.3	July 9, 2020

10.4+	Consulting Agreement, by and between Registrant and Louis St. L. O’Dea, dated July 7, 2020	8-K	001-38137	10.4	July 9, 2020

10.5+	Offer Letter, by and between Registrant and William Andrews, dated June 18, 2020	8-K	001-38137	10.1	July 9, 2020

10.6+	Severance Benefit Agreement, by and between Registrant and William Andrews, dated July 9, 2020	8-K	001-38137	10.2	July 9, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Akcea Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of stockholders' equity, (v) condensed consolidated statements of cash flows and (vi) notes to condensed consolidated financial statements (detail tagged).

104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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

AKCEA THERAPEUTICS, INC.

Signatures	Title	Date

/s/ DAMIEN MCDEVITT	Chief Executive Officer
Damien McDevitt	(on behalf of the Registrant and in his capacity as principal executive officer)	August 5, 2020

/s/ MICHAEL D. PRICE	Chief Financial Officer
Michael D. Price	(on behalf of the Registrant and in his capacity as principal financial and accounting officer)	August 5, 2020